Form 10-K
period 2012-12-31
STERLING CONSOLIDATED Corp
filed 2013-04-16
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-183246

STERLING CONSOLIDATED CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-1840913
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1105 Green Grove Road Neptune, New Jersey	07753
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code (732) 918-8004

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: N/A.

As of April 12, 2013, the registrant had 37,074,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Overview

We were incorporated in the State of Nevada as Oceanview Acquisition Corp on January 31, 2011. On May 18, 2012, we amended our Articles of Incorporation to change our name to Sterling Consolidated Corp. We are a holding company, and all of our operations are conducted through our four subsidiaries: Sterling Seal & Supply, Inc. (“Sterling Seal”), ADDR Properties, LLC (“ADDR”), Q5 Ventures, LLC (“Q5”), and Integrity Cargo Freight Corporation (“Integrity”). In June 2012, these four entities became subsidiaries of the Company through an Equity Exchange Agreement by which the shareholders of Sterling Seal, ADDR, Q5, and Integrity became shareholders of the Company and in exchange the Company received all of the authorized and outstanding shares of Sterling Seal, ADDR, Q5, and Integrity.

Equity Exchange Agreement

On June 8, 2012, we executed an equity exchange agreement with Sterling Seal, ADDR, Q5 and Integrity. Under this exchange agreement, Sterling Consolidated Corp became the holding company and obtained 100% interest in each of the four consolidating entitles: Sterling Seal and Supply, Inc., ADDR Properties LLC, Integrity Cargo Freight Corporation and Q5 Ventures LLC. As consideration for the transfer of the equity interests of Sterling, ADDR, Q5 and Integrity, we agreed to issue a total of 33,817,040 shares of our common stock to the shareholders of Sterling, ADDR, Q5 and Integrity. Specifically, we issued shares as follows:

(A)	1,080,000 shares of common stock to the ADDR Members, of which:

i.	540,000 shares of common stock were issued to Angelo DeRosa,

ii.	270,000 shares of common stock were issued to Darleen DeRosa, and

iii.	270,000 shares of common stock were issued to Darren DeRosa;

(B)	1,500,000 SC Shares to the Integrity Shareholders, of which:

i.	750,000 shares of common stock were issued to Angelo DeRosa, and

ii.	750,000 shares of common stock were issued to Darren DeRosa;

(C)	540,000 SC Shares to the Q5 Members, of which:

i.	270,000 shares of common stock were issued to Kaveeta DeRosa, and

ii.	270,000 shares of common stock were issued to Darren DeRosa; and

(D)	30,697,040 SC Shares to the Sterling Seal Shareholders, of which:

i.	15,000,000 shares of common stock were issued to Angelo DeRosa,

ii.	15,000,000 shares of common stock were issued to Darren DeRosa, and

iii.	697,040 shares of common stock were issued to the Private Placement Shareholders.

After execution of the exchange agreement and coupled with shares sold in two private offerings and other issuances to consultants for services rendered, as of January 31, 2013, Sterling Consolidated Corp had a total of 37,074,040 shares outstanding, which consist of the following:

-	33,817,040 shares of common stock issued in the exchange agreement;

-	2,880,000 shares of common stock retained by existing shareholder of Sterling Consolidated Corp.; 160,000 shares issued to Anslow & Jaclin, LLP and Delaney Equity Group for services rendered;

-	100,333 shares of common stock sold in a June 2012 private placement; and 116,667 shares of common stock sold in a December 2012 private placement.

Subsidiaries

Sterling Consolidated Corp. conducts its entire business through its four subsidiaries. Each subsidiary is responsible for a specific business function of the Company. For clarity, an organizational chart of the Company is provided below.

Sterling Seal & Supply, Inc.

Our largest subsidiary is Sterling Seal & Supply, Inc. (“Sterling Seal”), a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., incorporated in New Jersey founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

Sterling Seal is a distributor of O-rings. O-rings are one of the simplest, yet most engineered, precise, and useful seal designs. They are one of the most common and important elements of machine design. O-rings and the other products that Sterling Seal sells are used in a wide variety of industries, including automotive, pump, transmissions, oil and energy, machinery, and packaging. These products are utilized primarily as seals to prevent leakage of liquids or air. Most of the products carried by Sterling Seal are made of rubber, but some are coated and the rubber compound can change upon customer request.

Sterling Seal sells directly to smaller distributors and original equipment manufacturers in need of seals. It offers a catalogue of standard sizes, and will take orders for special sizes not available in the standard catalogue. In order to satisfy the needs of our customers and stay competitive, Sterling Seal always maintains a wide variety of products in substantial quantities at its main warehouse in Neptune, New Jersey, as well as its other facilities in the United States. The products that we hold in inventory at our warehouse are standard products that are most often ordered. If a customer orders a product that is not in our inventory, we will have to order the product from one of our suppliers in China.

We have approximately 3,300 customers that place orders with us for the delivery of o-ring or similar products. Our largest customer is Freudenberg who sells replacements kits to John Deer and Harley Davidson, among many other companies. Other automotive customers are Precision International and Sonnax Transmissions.  We stock a variety of rubber seals to service pool filter and pump manufacturers.  We also distribute our products to many resellers of replacement parts and pool stores.  Bay State Pool and Horizon Pool and Spa are two of our larger accounts in the pool industry.

A large portion of our customer base services the plumbing and industrial industries.  These accounts include, Fastenal, Kaman Industrial and Eastern Industrial.  They are localized to service a wide range of products, but they purchase O-Rings and rubber seals from Sterling.

Sterling Seal receives Requests for Quotations electronically and by fax daily from its various customers. The sales force then reviews each request, and responds with a “quoted” price for delivery and price. If such a quote is accepted, the customer responds with a Purchase Order for a specific price and delivery.

After a Purchase Order is accepted and we do not have the ordered product in our inventory, we then contact one of our fifteen different suppliers. All of our suppliers are located in China. In determining which suppliers to use, we look for suppliers that deliver quality products in a timely manner. We do not have any long term contracts with any of our suppliers. The following is the list of our 10 largest principal suppliers:

-	Progum Elastomer Technology Co., Ltd.

-	Ivy Seals Group Corp.

-	Ge Mao Rubber Ind. Co.

-	Escort Seals

-	Rubber Best Industry Corp.

-	Wyatt Seal, Inc.

-	Best Ring Industrial

-	Supaseal Ltd.

-	Goodway Rubber Ind Co Ltd

-	AnySeals, Inc.

O-ring and rubber seals are generally considered commodities, meaning that such goods are fungible and there is little if any distinction between the various producers and suppliers of the products. None of the products sold by Sterling Seal are under patent and there are no intellectual property or licensing issues. Sterling Seal sets itself apart from other similarly situated companies though the variety and quality of its inventory, the price point at which it sells its various products, and its ability to deliver products to customers on time. The time it takes us to deliver the ordered product to a customer will mainly depend on whether we have it in inventory or need to order it from a supplier in China. If we have it in inventory, we can package, ship and distribute the product within two (2) business days.

When orders arrive at Sterling Seal, we ship the products to our customer and invoice on a 45-day basis.

Integrity Cargo Freight Corporation

Our subsidiary, Integrity Cargo Freight Corporation (“Integrity”) is a freight forwarding business. They are primarily responsible for transporting products we order from our suppliers back to our warehouse in Neptune, NJ. After Sterling Seal confirms from its supplier that a product is ready to be picked up, Integrity Cargo is responsible for picking up the products and getting them to the dock and delivered to the Sterling Seal warehouse.

Integrity shares a facility with Sterling Seal and manages the importation of Sterling Seal’s products and its exports to various countries. Currently eighty percent (80%) of Sterling Seal’s imports come from Asia, and ten percent (10%) of the Company’s sales are exported to various countries. However, all payables are billed and collected in USD, so Sterling does not bear any foreign exchange risk on open payables.

We incorporated Integrity in order to vertically integrate our operations and not have to rely on third parties to deliver our products from the supplier. This has resulted in quicker delivery and more predictable delivery times.

This provides the Company with a competitive advantage over other importers of O-rings and seals as we can utilize our own freight company and consolidate our operations. As a result, the Company is able to provide lower prices to its customers. This also provides us with a much greater level of control over our shipping, which expedites lead times and deliveries to our customers.

Entering the freight forwarding market has provided the Company with a competitive advantage as compared with other importing distributors of rubber O-Rings. By having the ability to utilize our own freight company, we are able to consolidate shipments from various sources and ship as frequently as needed, which has resulted in improved efficiencies and delivery times.

Integrity also performs freight forwarding services for third party customers. Integrity currently has about twenty (20) customers that it performs freight forwarding services for. However, roughly fifty percent (50%) of its revenues derive from freight forwarding for Sterling Seal.

Integrity shares a facility and certain overhead costs such as information technology with Sterling Seal, so both entities have lower operational costs due to economies of scale.

ADDR Properties, LLC.

ADDR Properties, LLC (“ADDR”) is one of our two subsidiaries that owns real property. ADDR owns a 28,000 square foot facility in Neptune, NJ. Roughly ninety percent (90%) of this property is used by Sterling Seal as its principal executive office and primary warehouse. The remaining 3,000 square feet of this facility is rented out to the Children’s Center of Monmouth. The current lease agreement with the Children’s Center of Monmouth is for three (3) years at $2,000 per month and expires in August 2014.

ADDR also owns another property in Cliffwood Beach, NJ (the “ADDR Property”), which was Sterling Seal’s former principal office. It is currently being rented out to four different tenants, who occupy about sixty-five percent (65%) of the property. The remaining thirty-five percent (35%) of the property is currently vacant, and ADDR is actively seeking out suitable tenants. Two of the four tenants have oral contracts with ADDR and rent the property on a month to month basis. Total rent received from the ADDR Property is $3,550 per month.

Q5 Ventures, LLC

Q5 Ventures, LLC owns a 5,000 square foot facility in Apopka, Florida, which is used by Sterling Seal for its Florida operations. This facility was specifically built for Sterling Seal’s operations. The lease is effective through January 1, 2013 and Sterling Seal pays Q5 rent in the amount of $5,000 per month.

Private Placements

In January of 2012, Sterling Seal and Supply, Inc. conducted a private placement under Rule 506 of Regulation D. In the offering, Sterling Seal and Supply, Inc. sold a total of 697,040 shares of common stock at $0.30 per share to 36 investors prior to the June 8, 2012 share exchange agreement for total proceeds of $209,112.

In June 2012, Sterling Consolidated Corp. conducted a private placement selling an additional 100,333 shares to 2 investors for a total investment of $30,100.

In December of 2012, Sterling Consolidated Corp. obtained an equity investment of $35,000 in exchange for 116,667 shares from one investor.

Competition and Our Competitive Strengths

Rubber is the raw material that we are dependent on in our business. In order to compete in the US, a supplier must import from China. This is due to the fact that manufacturing rubber is a labor intensive project and labor costs are significantly cheaper in China than they are in the United States.

There is a lot of competition in the US for seals and products that we distribute. In order to establish competitive prices, we purchase large quantities of product at a time. It would be too costly for smaller companies or our customers to circumvent us by buying directly from the supplier because the prices are much higher for smaller orders. Importation costs are also high and add to the overall cost of the product.

This is a competitive advantage for us because we are a larger company that has the cash and other resources that enables us to hold inventory at our warehouse. This helps us maintain a competitive advantage because not only do we have the ability of reducing our costs, we can also decrease the amount of time it takes to deliver orders to our customers, provided that we have the product in our warehouse. Stockpiling an inventory also requires capital. Currently, we have over two million dollars in inventory to service our current customers’ demands.

For some of our customers, there is a cost incurred as a result of switching from Sterling Seal as a supplier. Because Sterling Seal is an approved supplier for many of our industrial and commercial customers, while other suppliers may not be approved, our customers could face increased costs as a result of switching to another supplier's product. For certain customers, in order to switch from an approved supplier, the product must be tested and approved. In the automotive industry the factories have to be audited and approved in addition to the distributor and their products. Because of the potential for increasing costs, our current customers are unlikely to abandon us.

In addition, many of our customers place small orders throughout the year. It takes a long time to build the business to cover overhead costs. For this reason, it is difficult for a supplier to enter into our industry. Most of Sterling Seal’s accounts are repeat customers with consistent demands for O-rings and custom-molded rubber.

Once we have the product in our warehouse, either if it is already in inventory or if we just received the shipment of the product from China, the Company is able to cost-effectively distribute products to local markets across the United States within two (2) business days because we have established multiple distribution factories over the course of our years of operating. This helps to expedite deliveries and reduce costs. This also gives us an advantage over our competitors. In addition, the vertical integration of our freight forwarding business, Integrity, with our primary operations through Sterling Seal helps us deliver products more cost-effectively.

We currently have relationships with domestic and international distributors. The Company intends to increase sales through acquisitions and investing in complementary corporations.

Seasonality and Cyclical Nature of Business

We do not experience much seasonality or cyclical nature to our business. Our sales are consistent from month to month. However, we do experience a slight increase in volume at the beginning of the year because most of our customers have a budget and cash available to purchase products for the entire year. Also, during the summer months our sales are a little slower due to factory shutdowns and increased vacations by purchasing agents.

Patents, Trademarks, and Licenses

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development Activities and Costs

We are a supplier and distributor of products and, therefore, do not incur any research and development and have no plans to undertake any research and development activities during the next year of operations.

Government Regulation

We are not aware of the need for any governmental approvals of our products. Since we utilize contract manufacturers, regulations will be the responsibility of the contract manufacturers.  Before entering into any manufacturing contract we determine that the manufacturer has met all government requirements.

Environmental Laws (federal, state and local)

We do not believe that we will be subject to any environmental laws either state or federal.  Any laws concerning manufacturing and shipping will be the responsibility of the contract manufacturer.

Marketing

We currently have relationships with several companies located in the United States and overseas. The Company markets its products primarily through word of mouth and referrals from its customers.  We attend several trade shows during the course of the year specifically to market our products. We routinely attend the SEMA show in Las Vegas, NV which is one of the largest supplier shows of its kind for the automotive market.  In addition, we supply distributors and end users with the product necessary for steering wheels and transmissions kits.  Our largest customer is Freudenberg who sells replacements kits to John Deer and Harley Davidson, amongst many other companies. Other automotive customers are Precision International and Sonnax Transmissions.

Another trade show is the Atlantic City Pool and Spa show.  We stock a variety of rubber seals to service the pool filter and pump manufacturers.  We also distribute our products to many resellers of replacement parts and pool stores.  Bay State Pool and Horizon Pool and Spa are two of our larger accounts in the pool industry.

A large portion of our customer base services the plumbing and industrial industries.  These accounts include, Fastenal, Kaman Industrial and Eastern Industrial.  They are localized to service a wide range of products, but they purchase O-Rings and rubber seals from Sterling Seal.

The marketing for ADDR and Q5, specifically the location of tenants, is through real estate agents.  The current agent of record for both companies is Sheldon Gross Realty, 80 Main Street, West Orange, New Jersey.

Integrity Cargo markets through direct sales and referrals only.

Employees

As of April 12, 2013, we have 19 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive office is located at 1105 Green Grove Road, Neptune, New Jersey 07753, and our telephone number is (732) 918-8004. This facility is owned by our subsidiary, ADDR, and also serves as the principal executive office for each of our other subsidiaries.

Sterling Seal rents its principal executive office and warehouse in Neptune, New Jersey (at the same address as the principal executive office Sterling Consolidated Corp) from ADDR for $10,000 per month under a month-to-month arrangement.

Q5 owns a facility at 541 Johns Road, Apopka, Florida 32703. Sterling Seal currently leases this property from Q5 for $5,000 per month under a month-to-month arrangement..

In addition, we have a sales office located at 48 High Street, Norwell, Massachusetts 02061. This is a home office owned by 3 of our employees. We do not have a lease agreement or pay rent for them to use this as a home office.

ADDR also owns a property in Cliffwood Beach, NJ but it is not currently occupied or used by us. We rent it out to 4 tenants. A copy of the lease agreements are attached hereto.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “STRG”. The OTCQB and OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB and OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Approximate Number of Equity Security Holders

As of April 12, 2013, there were approximately 65 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2012.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

Overview

We were incorporated in the State of Nevada as Oceanview Acquisition Corp. on January 31, 2011. On May 18, 2012, we amended our Articles of Incorporation to change our name to Sterling Consolidated Corp.

Our largest subsidiary is Sterling Seal & Supply, Inc. (“Sterling Seal”), a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., incorporated in New Jersey and was founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

We also own real property through our subsidiaries ADDR Properties, LLC (“ADDR”) and Q5 Ventures, LLC (“Q5”). ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is primarily used by Sterling Seal for its operations. ADDR also owns another property in Cliffwood Beach, New Jersey, that was previously occupied by Sterling Seal and is now rented out to tenants. Q5 owns a 5,000 square foot facility that is used by Sterling Seal in Florida.

In addition, our subsidiary Integrity Cargo Freight Corporation (“Integrity”) is a freight forwarding business. Integrity shares a facility with Sterling Seal and manages the importation of Sterling Seal’s products and exports products on behalf of Sterling Seal to various countries.

Recent Financings

Private Placements

In January of 2012, Sterling Seal and Supply, Inc. conducted a private placement under Rule 506 of Regulation D. In the offering, Sterling Seal and Supply, Inc. sold a total of 697,040 shares of common stock at $0.30 per share to 36 investors prior to the June 8, 2012 share exchange agreement for total proceeds of $209,112.

In June 2012, Sterling Consolidated Corp. conducted a private placement selling an additional 100,333 shares to 2 investors for a total investment of $30,100.

In December of 2012, Sterling Consolidated Corp. obtained an equity investment of $35,000 in exchange for 116,667 shares from one investor.

Results of Operations

Comparison of the year ended December 31, 2012 and 2011

Revenues

For the years ended December 31, 2012 and 2011 we generated revenues of $5,859,637 and $6,734,673, respectively. This represents a decrease by approximately $875,036 or approximately 12.99%.

The decrease in revenue was primarily attributed to a $679,420 decrease in o-ring sales and a $196,615 decrease in freight sales, offset by a $49,056 increase in rental services income. The decrease in o-rings is explained by reduced purchasing of 2 larger customers due to competitive market forces. The decrease in freight sales is explained by loss of shipping customers and reduced shipping activity by our remaining freight customers.

Total Cost of Sales

For the years ended December 31, 2012 and 2011 our overall cost of sales was $4,155,378 and $4,106,293, respectively. This represents an increase of $49,085 or 1.19%.

The increase in cost of sales is primarily attributed to increased allocation of existing labor resources to Cost of Goods.

Gross profit

For the years ended December 31, 2012 and 2011 our gross profit was $1,704,259 and $2,628,380, respectively. This represents a decrease of $924,121, or 35.2%.

This decrease can be explained by a corresponding decrease in revenue and increase in cost of sales.

Other Income and Expense

Losses from Other Income and Expense increased $31,969 from a loss of $48,599 for the year ended December 31, 2011 to a loss of $80,568 for the year ended December 31, 2012 primarily due to increased interest expense on related party notes payable.

Net Income

As a result of the above factors, overall net income was $59,800 for the year ended December 31, 2012, as compared to net income of $247,313 for the year ended December 31, 2011, a decrease of approximately $187,513 or 75.8%.

This decrease can be explained by decreased revenues coupled with non-recurring costs related to the Company’s public offering.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2012, we had cash and cash equivalents of approximately $115,489 as compared to approximately $29,676 as of December 31, 2011, representing an increase of $85,813. This increase can be explained by an increase in cash flow from financing activities of $113,239, primarily attributed to stock sold for cash of $274,212 offset by the net pay down of notes payable, payment of notes payable to related party and loans to employees; a decrease in cash flow from investing activities of $46,847 attributed to purchase of equipment; and an increase in cash flow from operating activities of $19,421 primarily attributed to a decrease of inventory of $265,738 and offset by an increase in non-cash expenses. At December 31, 2012, our working capital was approximately $1,083,687.

The cash flow from operating activities decreased from $100,135 for the year ended December 31, 2011 to $19,421 for the year ended December 31, 2012. This decrease is primarily attributed to an increase in inventory.

The cash flow from investing activities reflects an increase of capital spending from net cash used of $21,233 for the year ended December 31, 2012 to net cash used of $46,847 for the year ended December 31, 2011.

The cash flow from financing activities increased from net cash used of $119,964 for the year ended December 31, 2011 to net cash provided of $113,239 for the year ended December 31, 2012. This increase is primarily attributed to an increase of stock sold for cash of $274,212.

The Company has shown positive cash flow from operations over the last two fiscal years and intends to supplement that with institutional financing via an equity credit facility in the second quarter of 2013. Additionally, there is $50,000 available on our line of credit and the Company will explore expanding the line and/or consolidating all debt in 2013.

In 2012, the Company made capital expenditures of $69,647 for a Company vehicle and an upgrade to the phone system and the security and fire system for the warehouse and headquarters. $46,115 of this was financed with a 5-year note payable and the remainder was purchased with cash or other assets.

The Company intends to use the equity markets via an equity credit facility, to obtain financing in the current fiscal year. Any world events or other economic occurrences that adversely affect the equity markets, may hinder our ability to raise the additional capital desired.

Bank Loans

There are three outstanding loans with PNC bank.  We secured a $950,000 mortgage in 2009 to refinance the Cliffwood Beach property, which currently is owned by ADDR Properties.  The instrument is an interest rate swap for 15 years at 5.5%.

Additionally, Sterling Seal & Supply uses a Line of Credit from PNC Bank.  The total line is for $900,000 and the term is 3% above the 1 month LIBOR rate.  The current balance outstanding is $859,891.

In September of 2012, Sterling Seal and Supply, Inc. refinanced its existing equipment loan with a private noteholder by taking out a term loan for $219,250 with PNC Bank. The loan has a four year term and pays interest at 3.9%.

A financial covenant requires that the Company does not have a "Debt Service Coverage Ratio" of less than 1.25 measured annually at fiscal year end. "Debt Service Coverage Ratio is defined by the lender as: (Net Income + Depreciation Expense + Amortization Expense + Rent Expense + Other Non-Cash Items)/(Prior Year Current Portion of Long Term Debt + Interest Expense). If the financial covenant is not met, the lender has the right to call the loan and/or not renew the line of credit. The Company is currently in compliance with this financial covenant. Additionally, there is a cross default provision, whereby a default on either the line of credit, mortgage or equipment note payable would enable the bank to call any or all of the three loans. The bank has required that the company subordinate $1,200,000 of the loan outstanding to the Chairman, Angelo DeRosa until September 30, 2013.

As of December 31, 2012, the Company had a debt service coverage ratio of 1.29. The Company has quarterly financial meetings with the CFO, CEO, Chairman and President in attendance to ensure that the Company does not go out of compliance with the covenant.

There is no guarantee that PNC Bank would give the Company a waiver if it were to go into default on this financial covenant. If the Company were to default, all three bank loans could be called. If such an event were to occur, it could jeopardize the Company’s ability to operate and the Company’s assets would be at risk.

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Significant estimates include the estimated depreciable lives of fixed assets, inventory reserves and allowance for doubtful accounts.

Actual results could differ from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, balances in a single bank account may exceed federally insured limits.

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company’s accounts receivable net of allowances of $121,830 and $197,846, were $871,132 and $1,004,095 on December 31, 2012 and 2011, respectively. The Company’s allowance is approximately 3% of the sales per year plus amounts that are deemed uncollectible.

Property, Plant and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The Company allocates 50% of its depreciation and amortization expenses to Cost of Sales.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building & Leasehold Improvements	10-40 years
Machinery and Equipment	5-10 years
Furniture and Fixtures	5-10 years
Vehicles	10 years
Software	3 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method or double declining balance method.

	2012	2011
Land, building & leasehold improvements	$2,275,322	$1,649,808
Machinery and equipment	820,143	766,572
Vehicles	197,943	187,702
Less: accumulated depreciation	609,109	521,002
Property and equipment, net	$2,684,299	$2,083,080

Depreciation expense included as a charge to income was $111,192 and $109,868 for the year ended December 31, 2012 and 2011, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the last-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $85,070 and $85,070 in 2012 and 2011, respectively.

During 2012 and 2011 there was neither a reduction of inventories nor a consequent liquidation of LIFO inventories that resulted in a material effect on the Company's operating income

Accounts Payable

The Company has accounts payable and accrued expenses in the amount of $1,139,681 and $1,223,488 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company was exposed to the following concentration risk: three suppliers accounted for 43% (19,%, 13%% and 11%, respectively) of accounts payable. As of December 31, 2011, two suppliers accounted for 41% (27% and 14%) of accounts payable.

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In the case of Sterling, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 605-45 " Revenue Recognition: Principal Agent Considerations " since Integrity is the primary obligor in its shipping arrangements. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and Rental services is comprised of revenue from rental of commercial space to third parties.

The Company had total sales of $5,859,638 and $6,734,673 for the year ended December 31, 2012 and 2011, respectively. No one customer comprised more than 10% of sales for the years ended December 31, 2012 and 2011, respectively.

Expenses

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $248,348 and $322,183, for the years ended December 31, 2012 and December 31, 2011, respectively, is included in cost of goods on the Statements of Operations.

Costs of services include direct costs for Freight services and Rental activities. The direct costs include agent fees, trucking, air and ocean freight and customs fees for the Freight services and repairs and maintenance and property taxes for the rental activities. Additionally, Cost of services includes direct labor for Freight services.

Sales and marketing includes direct labor and direct sales and marketing expenses.

General and administrative expenses include administrative and executive personnel, depreciation and other overhead expenses.

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expenses during the years ended December 31, 2012 and 2011.

Research and Development

All research and development costs are expensed as incurred. No cost was incurred for research and development for the years ended December 31, 2012 and 2011.

Income Tax

Sterling and Integrity's S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling and Integrity's inception in 1997 and 2008, respectively, it neither was not subject to federal and state income taxes since they were operating under an S-Corporation election. As of January 1, 2012, the both Sterling and Integrity became subject to corporate federal and state income taxes.  The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation taxes for the periods being reported on.

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2011, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. Tax years 2009, 2010,

2011, and 2012 are subject to federal and state tax examination under the current statutes.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).
•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825, effectively at the beginning of the second quarter in FY 2010, did not have a material impact on the company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor. The new standard is effective for fiscal years and interim periods ending after June 15, 2011. The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”. ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion. The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. The adoption does not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”. ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Sterling Consolidated Corp.

Audited Consolidated Financial Statements

December 31, 2012 and 2011

(Stated in US Dollars)

Sterling Consolidated Corp.

Sam Kan & Company
1151 Harbor Bay Pkwy., Suite 202
Alameda, CA 94502
Phone: 510.355.0492
Fax: 866.828.1446
http://www.skancpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Sterling Consolidated Corp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended were in conformity with U.S. generally accepted accounting principles.

//Sam Kan & Company

Sam Kan & Company

April 15, 2013

Alameda, California

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		Restated
	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$115,489	$29,676
Account receivable, net of allowance	871,132	1,004,095
Inventory, net of reserve	2,307,413	2,041,675
Notes receivable	40,601	9,400
Investment	75	-
Other current assets	-	885
Total current assets	3,334,710	3,085,731

Property and equipment, net	2,684,299	2,083,080
Intangible asset, net	-	-
Deferred tax asset	7,776	20,638

Total assets	$6,026,785	$5,189,449

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,139,681	$1,223,488
Notes payable (current portion)	130,905	146,110
Notes payable related party (current portion)	62,151	63,635
Bank line of credit	839,591	839,591
Interest rate swap contract	1,724	48,836
Other liabilities	76,971	69,146
Total current liabilities	2,251,023	2,390,806

Other liabilities
Notes payable	900,761	986,916
Notes payable (related party)	1,614,952	1,653,517
Total other liabilities	2,515,713	2,640,433

Total liabilities	4,766,736	5,031,239

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 37,040,000 and 36,000,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011;	37,074	36,000
Subscription receivable	-	(672,715)
Accumulated other comprehensive loss	(1,724)	(48,836)
Additional paid-in capital	1,175,079	853,941
Retained earnings (accumulatd deficit)	49,620	(10,180)
Total stockholders' equity (deficit)	1,260,049	158,210

Total liabilities and stockholders' equity (deficit)	$6,026,785	$5,189,449

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
		Restated
	2012	2011

Revenues
O-rings and rubber product sales	$5,694,086	$6,420,933
Freight services	92,200	288,815
Rental services	73,351	24,925
Total revenues	$5,859,637	$6,734,673

Cost of sales
Cost of goods	3,833,272	3,794,000
Cost of services	322,106	312,897
Total cost of sales	4,155,378	4,106,293

Gross profit	1,704,259	2,628,380

Operating expenses
Sales and marketing	174,738	41,239
General and administrative	1,347,856	2,120,427
Total operating expenses	1,522,594	2,161,666

Operating income	181,665	466,714

Other income and expense
Other income	31,544	22,061
Other expense	-	-
Interest expense	(112,112)	(70,660)
Total other income and (expense)	(80,568)	(48,599)

Income before provision for income taxes	101,097	418,115

Provision for income taxes	41,297	170,802

Net income	59,800	247,313

Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swap contract	47,112	(11,567)
Comprehensive income	$106,912	$235,746

Net income per share of common stock:
Basic and diluted	$0.00	$0.01

Weighted average number of shares outstanding
Basic and diluted	36,789,408	36,000,000

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Restated)

From December 31, 2010 to December 31, 2012

						Accumulated
						Other
	Common Stock		Subscription	Additional	Retained	Comprehensive
	Shares	Amount	Receivable	Paid-in Capital	Earnings	Loss	Total
Balance, December 31, 2010 (Restated)	33,120,000	$33,120	-	$79,425	$(216,351)	$(37,269)	$(141,075)

Distribution to shareholders	-	-	-		(45,000)	-	(45,000)
Stock issued for services	2,880,000	2,880					2,880
Shareholder contribution of property	-		(672,715)	672,715	-	-	-
Contribution of tax effect related to C-corp conversion				105,659			105,659
Other comprehensive loss	-	-	-		-	(11,567)	(11,567)
(2) Eliminate retained earnings of Sterling Consolidated Corp. prior to acquisition				(3,858)	3,858		-
Net income, year ended December 31, 2011	-	-	-		247,313	-	247,313
Balance, December 31, 2011 (Restated)	36,000,000	$36,000	$(672,715)	$853,941	$(10,180)	$(48,836)	$158,210
Stock sold for cash	914,040	914		273,298			274,212
Stock issued for services	160,000	160		47,840			48,000
Receipt of subscribed property			672,715				672,715
Net Income for the 9 months ended September 30, 2012					59,800		59,800
Other comprehensive loss						47,112	47,112
Balance, December 31, 2012	37,074,040	$37,074	-	$1,175,079	$49,620	$(1,724)	$1,260,049

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated)
	For the Year Ended December 31,
	2012	2011
Cash flows from operating activities
Net Income	$59,800	$247,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	111,192	109,868
Amortization	-	2,802
Change in allowance for doubtful accounts	75,316	22,236
Loss on disposal of assets	7,151	-
Gain on retirement of note payable	(11,638)
Contribution of tax effect of C-Corp conversion	-	105,659
Stock issued for services	48,000	2,880
Changes in operating assets and liabilities:
Account receivable	57,648	(359,260)
Inventory	(265,738)	(479,945)
Investments in marketable securities	(75)
Other assets	885	(885)
Deferred tax asset	12,862	62,663
Accounts payable and accrued interest payable	(83,807)	403,955
Other liabilities	7,825	(17,152)
Net cash provided by operating activities	19,421	100,135

Cash flows from investing activities
Purchase of fixed assets	(69,697)	(21,233)
Disposal of fixed assets	22,850
Net cash used in investing activities	(46,847)	(21,233)

Cash flows from financing activities
Net proceeds from bank line of credit	-	50,000
Payments on notes payable	(355,087)	(138,290)
Proceeds from notes payable	265,365	-
Net loan (paid)/received - related party	(40,050)	(7,691)
Repayments on employee advances	-	21,018
Advances to employees	(31,201)	-
Stock issued for cash	274,212
Distribution to stockholder	-	(45,000)
Net cash provided by (in) by financing activities	113,239	(119,964)

Net change in cash and cash equivalent	85,813	(41,062)

Cash and cash equivalent at the beginning of period	29,676	70,738

Cash and cash equivalent at the end of period	$115,489	$29,676

Supplemental disclosures of cash flow Information:
Cash paid for interest	$112,112	$70,660
Cash paid for taxes	$2,485	$6,045

Supplemental non-cash investing and financing activities:
Subscription receivable	$-	$672,715
Contribution of property	$672,715
Stock issued for services	$48,000	$2,880

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 8, 2012, in expectation of going public, a share exchange was effected in which Sterling Consolidated Corp delivered 30,697,040 shares to shareholders of Sterling Seal and Supply, Inc.; 1,500,000 shares to the shareholders of Integrity; 540,000 shares to the members of Q5 and 1,080,000 shares to the members of ADDR. The existing shareholders of Sterling Consolidated Corp retained 2,880,000shares resulting in a total of 36,697,040 shares outstanding post-share exchange. The resultant structure is such that Sterling Consolidated Corp is effectively a holding corp with wholly owned ownership of Sterling Seal and Supply, Inc., Integrity, Q5 and ADDR. The consolidated financials presented herein are presented as if the share exchange had occurred at the beginning of the periods being reported on (Jan 1, 2011).

Organization, Nature of Business,Stock Split, and Principles of Consolidation

Sterling Seal and Supply Inc.

Sterling Seal and Supply Inc. is a New Jersey corporation founded in 1997 which distributes o-rings and other rubber products worldwide. Since 1980, Sterling and its predecessor, Sterling Plastic and Rubber Products Inc. (founded in 1969), has been importing product from China for distribution. Sterling focuses on quality and service by initially proving itself as a 2nd or 3rd source vendor.

Integrity Cargo Freight Corporation

On January 4, 2008, the principals of Sterling founded Integrity Cargo Freight Corporation (“Integrity”) as a New Jersey Corporation. Integrity is a cargo and freight company that currently manages the importation of Sterling’s product from Asia, and its exports of its sales to various countries. In addition to providing the shipping for the Company, Integrity has third-party customers. Integrity targets the Company’s customer base market but is able to acquire additional customers through the use of agents.

Freight forwarding revenues and expenses are included in the operating income on the consolidated statement of operations presented herein.

ADDR Properties, LLC

ADDR Properties, LLC (“ADDR”) is a New Jersey LLC formed on September 17, 2010 as a real estate holding company. The LLC owns a 28,000 square foot warehouse facility in Neptune, NJ and is occupied 90% by Sterling to conduct its operations and 10% by the Children’s Center of Monmouth. The current lease agreement with the Children’s Center is for 3 years.

The second property managed through ADDR an investment property in Cliffwood Beach, NJ previously occupied by Sterling. The Company’s operations outgrew the facility and four tenants currently occupy 65% of the available square footage. The remaining 35% is unoccupied office space and currently marketed as individual office suites.

Rental revenues and expenses are included in the operating income on the consolidated statement of operations presented herein.

Stock Split

On February 1, 2012, Sterling Seal and Supply, Inc. enacted a forward stock split converting its 200 shares of common stock outstanding to 30 million shares outstanding.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Principles of Consolidation

These consolidated financial statements include the accounts of Sterling Consolidated Corp and its four wholly owned subsidiaries. The subsidiaries were acquired by Sterling Consolidated Corp through a share exchange agreement effected on June 8, 2012. The consolidated financial statements presented herein, are presented as if the business combination via share exchange and the stock split in Sterling Seal and Supply, Inc. were effective at the beginning of the periods being reported on. ADDR, Integrity, Q5 and Sterling Seal and Supply Inc. were under the control of Angelo DeRosa and/or Darren DeRosa for the periods being reported on. All significant intercompany transactions have been eliminated. Hereafter the consolidated accounts of Sterling Consolidated Corp and its subsidiaries are referred to as “the Company”.

Q5 Ventures, LLC

Q5 Ventures, LLC is a Florida LLC formed on September 6, 2006. The LLC owns the commercial building in Florida from which the Florida division of Sterling operates. The 5,000 square foot facility was designed and built for the Company’s operations.

Basis of Presentation

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Significant estimates include the estimated depreciable lives of fixed assets, inventory reserves and allowance for doubtful accounts.

Actual results could differ from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, balances in a single bank account may exceed federally insured limits.

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company’s accounts receivable net of allowances of $121,830 and $197,846, were $871,132 and $1,004,095 on December 31, 2012 and 2011, respectively. The Company’s allowance is approximately 3% of the sales per year plus amounts that are deemed uncollectible.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Property, Plant and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The Company allocates 50% of its depreciation and amortization expenses to Cost of Sales.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building & Leasehold Improvements	10-40 years
Machinery and Equipment	5-10 years
Furniture and Fixtures	5-10 years
Vehicles	10 years
Software	3 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method or double declining balance method.

	2012	2011
Land, building & leasehold improvements	$2,275,322	$1,649,808
Machinery and equipment	820,143	766,572
Vehicles	197,943	187,702
Less: accumulated depreciation	609,109	521,002
Property and equipment, net	$2,684,299	$2,083,080

Depreciation expense included as a charge to income was $111,192 and $109,868 for the year ended December 31, 2012 and 2011, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the last-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $85,070 and $85,070 in 2012 and 2011, respectively.

During 2012 and 2011 there was neither a reduction of inventories nor a consequent liquidation of LIFO inventories that resulted in a material effect on the Company's operating income

Accounts Payable

The Company has accounts payable and accrued expenses in the amount of $1,139,681and $1,223,488 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company was exposed to the following concentration risk: three suppliers accounted for 43% (19,%, 13%% and 11%, respectively) of accounts payable and accrued expenses. As of December 31, 2011, two suppliers accounted for 41% (27% and 14%) of accounts payable and accrued expenses.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In the case of Sterling, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 605-45 " Revenue Recognition: Principal Agent Considerations " since Integrity is the primary obligor in its shipping arrangements. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and Rental services is comprised of revenue from rental of commercial space to third parties.

The Company had total sales of $5,859,638 and $6,692,833 for the year ended December 31, 2012 and 2011, respectively. No one customer comprised more than 10% of sales for the years ended December 31, 2012 and 2011, respectively.

Expenses

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $248,348 and $322,183, for the years ended December 31, 2012 and December 31, 2011, respectively. is included in cost of goods on the Statements of Operations.

Costs of services include direct costs for Freight services and Rental activities. The direct costs include agent fees, trucking, air and ocean freight and customs fees for the Freight services and repairs and maintenance and property taxes for the rental activities. Additionally, Cost of services includes direct labor for Freight services.

Sales and marketing includes direct labor and direct sales and marketing expenses.

General and administrative expenses include administrative and executive personnel, depreciation and other overhead expenses.

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expenses during the years ended December 31, 2012 and 2011.

Research and Development

All research and development costs are expensed as incurred. No cost was incurred for research and development for the years ended December 31, 2012 and 2011.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Income Tax

Sterling and Integrity's S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling and Integrity's inception in 1997 and 2008, respectively, it neither was not subject to federal and state income taxes since they were operating under an S-Corporation election. As of January 1, 2012, the both Sterling and Integrity became subject to corporate federal and state income taxes.  The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation taxes for the periods being reported on.

Under the asset and liability method prescribed under ASC 740, Income Taxes, The Company uses the liability method of accounting for income taxes.  The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts on the financial statements.  The resulting deferred tax assets or liabilities have been adjusted to reflect changes in tax laws as they occur.  A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2011, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. Tax years 2009, 2010,

2011, and 2012 are subject to federal and state tax examination under the current statutes.

Segments

ASC 280-10 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief decision maker in deciding how to allocate resources and in assessing performance. The Company has one main segment: O-rings and rubber products. Additionally, it has activities in freight services and rental services however, these activities are immaterial to the overall endeavor and therefore, segment information is not presented.

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).
•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825, effectively at the beginning of the second quarter in FY 2010, did not have a material impact on the company’s financial statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Interest Rate Swap Contract

The Company uses an interest rate swap contract to manage risks related to interest rate movements. The Company recognizes its interest rate swap contract as a derivative, which is recognized on the balance sheet at fair value at the end of each period. The interest rate swap contract is designated as and met all of the criteria for a cash flow hedge. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Changes in the fair value of the derivative are recorded in accumulated other comprehensive loss. The total unrealized gain or (loss) recorded in accumulated other comprehensive gain or loss amounted to $47,112 and (11,567) at December 31, 2012 and 2011, respectively.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2012 and 2011, the Company has assets and liabilities in cash, various receivables, investments, and various payables. Management believes that they are being presented at their fair market value.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2011	Interest rate swap	$0	$(48,836)	$0	$(48,836)
2012	Interest rate swap	$0	$(1,724)	$0	$(1,724)
2011	Cash and equivalents	$29,676	$0	$0	$29,676
2012	Cash and equivalents	$115,489	$0	$0	$115,489

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Basic and diluted earnings per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2012 and 2011, there were no outstanding common stock equivalents, thus fully diluted earnings per share and basic earnings per share were the same figure.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The following is a reconciliation of basic and diluted earnings per share for 2012 and 2011:

	Year Ended December 31,
	2012	2011
Numerator:
Net income available to common shareholders	$59,800	$247,313
Denominator:
Weighted average shares – basic	36,789,408	36,000,000
Net income (loss) per share – basic and diluted	$0.01	$0.00

Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

As of December 31, 2012 and 2011, there were 37,040,040 and 36,000,000 shares authorized, issued and outstanding, respectively.

Distribution to Shareholder

In 2011 Q5 Ventures LLC was taxed as a pass-through entity for IRS purposes. As such, it made periodic distributions to one member, who is also an officer of Sterling Seal & Supply Inc. These distributions totaled $45,000 in 2011.

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

Recently issued accounting standards

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor. The new standard is effective for fiscal years and interim periods ending after June 15, 2011. The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”. ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity. The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion. The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis. The adoption does not have a material effect on the Company’s consolidated financial position or results of operations.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”. ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

NOTE 3 – NOTES RECEIVABLE

Prior to 2010, the Company made an advance to an employee in the amount of $21,018. This was repaid in 2011. In 2009, $6,450 was loaned to a customer which resulted in a total note receivable of $9,400. In, 2012, the Company recorded 2 loans to non-officer employees in the net amount of $28,201 and 3,000. The loan for $28,201 bears interest at 5% over 3 years. The other notes haave no specific repayment terms and the borrowers may repay these notes at any time, in whole or in part, without penalty or additional interest. The aggregate balance as of December 31, 2012 and December 31, 2011 was $40,601 and $9,400 respectively.

NOTE 4 – LINE OF CREDIT

The Company has a line of credit from PNC Bank in the amount of $900,000 which bears interest of LIBOR (London Interbank Offered Rate) plus 3.75%. The line was renewed in September 2012 at the rate of LIBOR plus 3.00% for a term of 1 year expiring September 30, 2013. As of December 31, 2012 and December 31, 2011 the Company had drawn down $839,591 and $839,591, respectively and was not in violation of any of its financial covenants. In May of 2012, the Company went into default on the Line, but obtained a waiver until the line was renewed in September of 2012. The line of credit is secured by the assets of the Company and guaranteed by the the CEO and Chairman of the Company. A financial covenant requires that the Company does not have a "Debt Service Coverage Ratio" of less than 1.25 measured annually at fiscal year end. "Debt Service Coverage Ratio is defined by the lender as: (Net Income + Depreciation Expense + Amortization Expense + Rent Expense + Other Non-Cash Items)/(Prior Year Current Portion of Long Term Debt + Interest Expense). If the financial covenant is not met, the lender has the right to call the loan and/or not renew the line of credit. The Company is currently in compliance with this financial covenant. Additionally, there is a cross default provision, whereby a default on either the line of credit, mortgage or equipment note payable would enable the bank to call any or all of the three loans. The bank has required that the company subordinate $1,200,000 of the loan outstanding to the Chairman, Angelo DeRosa until September 30, 2013.

For the year ended December 31, 2012, the Company had accrued and paid $27,277 of interest on the line of credit.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 5 – LONG-TERM DEBT

At December 31 long-term debt consists of the following:

	2012	2011
Mortgage payable to PNC Bank, due in monthly installments of principal and interest through April 22, 2014. Interest is charged at 5.5% per annum. The loan is secured by the assets of the Company and guaranteed by the officers of the Company. An interest rate swap agreement is used to hedge the interest rate risk. (See Note 1).	$784,288	$832,842
Equipment note payable maturing on November 1, 2014. Interest is charged at 5.5% and is secured by certain assets of the Company and guaranteed by the officers of the Company.	0	300,184
Equipment note payable maturing on September 28, 2015. Interest is charged at 3.9% and is secured by the assets of the Company and guaranteed by the officers of the Company.	201,960	0
Vehicle loan secured by the vehicle maturing on November 21,2017. Interest is charged at 3.9% .	45,418	0
Less current portion	130,905	146,110
Long-term debt	$900,761	$986,916

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Principal payments due in each of the years subsequent to December 31, 2012 are as follows:

Year Ending December 31,	Amount

2013	130,905
2014	832,603
2015	66,489
2016	9,606
2017	9,157
Total	$1,031,666

For the year ended December 31, 2012, the Company accrued and paid $35,249 in interest expense on long-term debt.

NOTE 6 – LEASE COMMITMENTS:

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company leased its office and warehouse space in Indiana under a non-cancelable agreement which expires September 30, 2013 and requires various minimum annual rentals.

Future minimum lease payments in each of the years subsequent to December 31, 2013 are as follows:

Year Ending December 31,	Amount

2013	9,390
Total	$9,390

NOTE 7 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated.

NOTE 8 – CAPITAL STOCK

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2012 and 2011 the Company had 37,040,040 and 36,000,000 shares of common stock issued and outstanding, respectively.

On June 8, 2012, in expectation of going public, a share exchange was effected in which Sterling Consolidated Corp, delivered 30,697,040, shares to shareholders of Sterling Seal and Supply, Inc.; 1,500,000 shares to the shareholders of Integrity; 540,000 shares to the members of Q5 and 1,080,000 shares to the members of ADDR. The existing shareholders of Sterling Consolidated Corp retained 2,880,000 shares resulting in a total of 36,697,040 shares outstanding post-share exchange. The resultant structure is such that Sterling Consolidated Corp is effectively a holding corp with wholly owned ownership of Sterling Seal and Supply, Inc., Integrity, Q5 and ADDR. The consolidated financials presented herein are presented as if the share exchange had occurred at the beginning of the periods being reported on (Jan 1, 2011).

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Authorization of Preferred Stock

On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

NOTE 9 – INCOME TAX

For periods presented in the financial statements, Sterling and Integrity were taxed as S-Corporations and therefore did not have material federal or state tax liability. In March of 2012, Sterling and Integrity made timely elections to be treated as C-Corporations. The consolidated financial statements, herein, have been presented as if all consolidated entities were taxed as C-Corporations for the periods being reported on.

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Current Assets and Liabilities:
Provision for doubtful accounts	$50,054	$80,280
Profit sharing plan contribution	(4,085)	(2,043)

Total	45,969	78,777
Valuation Allowance	—	—

Current Deferred Tax Asset, Net	45,969	78,777

Noncurrent Assets and Liabilities:
Depreciation	(38,193)	(58,139)

Total	(38,193)	(58,139)
Valuation Allowance	0

Noncurrent Deferred Tax (Liability) Asset, Net	(38,193)	(58,139)

Total Deferred Tax - Asset, Net	$7,776	$20,638

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2012	2011
Deferred tax (benefit)/expense	$12,862	$(32,487)
Current provision	28,435	76,770
Total Provision for Income Taxes	$41,297	$44,283

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax strategies in making this assessment.

The Company accounts for uncertain tax positions based upon authoritative guidance that prescribes a recognition and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return (ASC 740-10). The guidance also provides direction on derecognition and classification of interest and penalties.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2012.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2012		2011
		Impact on		Impact on
	Amount	Rate	Amount	Rate
Income tax at federal rate	$35,384	35.00%	$146,342	35.00%
State tax, net of Federal effect	5,913	5.85%	24,460	5.85%
Permanent Differences:
	0	0.00%	0	0.00%
Total permanent differences	0	0.00%	0	0.00%
Impact of rate change on beginning deferred taxes	0	0.00%	0	0.00%
NOL deduction	0	0.00%	0	0.00%
Total tax credits	0	0.00%	0	0.00%
Valuation allowance	0	0.00%	0	0.00%
Total Provision	$41,297	40.85%	$170,802	40.85%

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.

As of the date of this report, except as described below, there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

NOTE 11 – RELATED PARTY TRANSACTIONS

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. As of December 31, 2012 this culminated in a total amount due to Mr. DeRosa of $1,677,103. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of 3%. For the year ended 2012, the Company accrued and paid $48,790 on the related party note.

NOTE 12 – SUBSEQUENT EVENTS

On February 7, 2013, the Company’s S1 filing was approved by the SEC, effectively making the Company subject to the SEC Exchange Act of 1934.

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the 2011 financial statements as originally presented in its initial registration statement filed August 13, 2012. The changes and explanation of such are as follows:

	Year Ended December 31, 2011

	Orignally	Restatement		As
Balance Sheet Items:	Reported	Adjustment		Restated

Cash and cash equivalents	$29,684	(8	)(a)	$29,676
Deferred tax asset	-	20,638	(b)	20,638
Accounts payable and accrued expenses	1,230,210	(6,722	)(b)	1,223,488
Other liabilities	68,280	866	(b)	69,146
Subscription receivable	0	(672,715	)(c)	(672,715)
Notes payable related party (current portion)	-	63,635	(f)	63,635
Notes payable related party	1,717,152	(63,635	)(c)	1,653,517
Common stock	708,490	(672,490	)(a)	36,000
Additional paid-In-capital	-	853,941	(a),(d)	853,941
Retained earnings (deficit)	144,785	(154,965	)(a),(d)	(10,180)
Deferred tax asset	-	83,301	(b)	83,301

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Statements of Operations Items:	For the year ended December 31, 2011

Revenues	6,692,833	(6,692,833	)(e)	-
O-rings and rubber products sales	0	6,420,933	(e)	6,420,933
Freight services	0	288,815	(e)	288,815
Rental services	0	24,925	(e)	24,925
	6,692,833	41,840	(f)	6,734,673

Costs of goods	3,565,356	228,644	(g)	3,794,000
Costs of services	163,820	149,077	(g)	312,897
General and administrative	2,493,686	(373,259	)(g)	2,120,427
	6,222,862	4,462		6,227,324

Statements of Cashflows Items:	For the year ended December 31, 2011

Cash flows from operating activities
Contribution of tax effect of C-Corp conversion	-	105,659	(b)	105,659
Stock issued for services	-	2,880	(a)	2,880
Deferred tax asset	-	62,663	(b)	62,663

(a)	Reflects restatement due to the fact that the original presentation was inconsistent with SAB Topic 4:C which calls for retroactive treatment on the balance sheet for a capital structure change (in this case the June 8, 2012 share exchange and the February 1, 2012 stock split).

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

(b)	Reflects restatement due to the fact that the original presentation was inconsistent with Section 3410 of the SEC Financial Reporting Manual which calls for calculation of the tax effect for conversion to a C-Corp if the registrant is an S-Corp during the audit period.
(c)	Reflects restatement from original presentation to properly reflect current portion of Notes Payable as a separate line item on the balance sheet.
(d)	Reflects restatement from original presentation to reflect equity effects related to noted balance sheet and statement of operations restatements.
(e)	Reflects restatement from original presentation to present as separate line items the components of each type of revenue earned by the Company.
(f)	Reflects restatement due to the fact that the original presentation of reimbursed freight charges in Other Income was inconsistent with ASC 605-45-45-23 which calls for reimbursed out-of-pocket expenses to be presented as revenue.
(g)	Reflects restatement due to the fact that the original presentation classifying inbound freight as a general and administrative expense was inconsistent with ASC 330-10-30-1 and includes reclasses to properly classify cost of goods sold and general and administrative expenses noted during preparation of previously omitted segment reporting as per ASC 280.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and Interim CFO have determined and concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2012:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our satellite offices.

 Our management determined that these deficiencies constituted material weaknesses.

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but did hire an SEC financial reporting expert to independently review our recent s1 filing that resulted in SEC notification of effectiveness on February 7, 2013. We plan to address the other control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 12, 2013. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	70	Chairman of the Board
Darren DeRosa	39	Chief Executive Officer
Scott Chichester	42	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Angelo DeRosa, Chairman of the Board

Angelo DeRosa founded the Company’s predecessor entity, Sterling Plastic & Rubber Products, Inc. in 1970. Angelo currently serves as Chairman of the Board of the Directors of the Company and is responsible for the financing and overall management of the entire organization. He also maintains key relationships with customers, banking institutions and industrial affiliations. Angelo studied Business Administration while attending Fairleigh Dickinson University. He is currently involved in multiple charitable organizations, including serving as treasurer of the Holmdel First Aid.

Darren DeRosa, Chief Executive Officer

Darren DeRosa has served as the chief executive officer of the Company since 2000. Darren runs the day-to-day operations of the Company, including managing business development projects in information technology, logistics and human resources, and seeking out potential acquisition targets. Darren earned a B.A. in Economics from Dickinson University and an M.B.A. from Monmouth University.

Scott Chichester, Chief Financial Officer

Scott R. Chichester CPA is the proprietor of Scott R. Chichester CPA, a New York City based accounting, tax and consulting firm.  Mr. Chichester is experienced in taxation, capital formation and the financial services industry. He focuses his practice in the following areas: (i) corporate taxation; (ii) financial statement preparation and (iii) consulting.  His most recent consulting engagement has been for the City of New York.

Prior to establishing the firm in 2001, Mr. Chichester worked in the financial services division as an auditor for Ernst & Young in New York City until 1994 when he passed the CPA exam.  Mr. Chichester then spent 5 years as an accountant in the Equities Controllers Division at Goldman Sachs Group LP.

Within the last 5 years, Mr. Chichester CPA (Since 2001); Founder DirectPay USA LLC (Since 2006)  (payroll company); CFO of Ong Corporation (2002-2008) (technology company)  Founder Madison Park Advisors LLC(since 2010) (advisory services). None of these companies are a parent, subsidiary or other affiliate of the registrant.

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 31 funds.  None of the funds in the fund complex are a parent, subsidiary or other affiliate of the registrant; Bayview Acquisition Corp (2010-August 13, 2012).

Identification of Certain Significant Employees

Fred Zink, President of Sterling Seal and Supply, Inc.,

Fred Zink, 64, has served as President of Sterling Seal and Supply, Inc. since 2008.  All of the divisional Vice Presidents report directly to Mr. Zink.  He is also responsible for all activities related to human resources, accounting and productivity.  Mr. Zink also manages the sales and support staff for Sterling Seal for the southeast region.  Mr. Zink graduated from Mount Wachusett Community College in 1969 with an associate’s degree in Business Administration.

Mr. Zink has worked for Sterling Seal and no other employers for the past five. Additionally, he has never held any other directorships.

Family Relationship

The Company’s Chairman, Angelo DeRosa, is the father of the Company’s Chief Executive Officer, Darren DeRosa.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Commission.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the company are managed under the direction of our board. Each of our directors has attended all meetings either in person or via telephone conference. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the board of directors.

Role in Risk Oversight

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2012 and 2011. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Darren DeRosa, Chief Executive Officer	2012	$106,000	0	0	0	0	0	0		$106,000.00
	2011	$106,000	0	0	0	0	0	0		$106,000.00
Scott Chichester, Chief Financial Officer (1)	2012	$0	0	0	0	0	0	7,865	(2)	$7,865
	2011	$0	0	0	0	0	0	0		$0

(1)	Scott Chichester was hired by the Company on January 1, 2012.
(2)	Compensation for tax preparation services in connection with Company’s tax filings.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the year ended December 31, 2012.

Compensation of Directors

The following table provides information for 2012 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2012. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa, Chairman of the Board	2012	$10,000			$10,000
	2011	$4,950			$4,950

Employment Agreements

Currently, we do not have any employment agreement in place with any of our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 12, 2013, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000	(5)	44.67%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000	(6)	44.67%

Scott R. Chichester (4) 676a 9th Ave. Ste 239 New York, NY 10036	1,027,000		2.77%

All Executive Officers and Directors as a group (3 persons)	34,290,000		92.49%

*	less than 1%

(1)	Based on 37,074,040 shares of common stock outstanding as of April 12, 2013.
(2)	Angelo DeRosa is the Chairman of the Board of the Company.
(3)	Darren DeRosa is the Chief Executive Officer of the Company.
(4)	Scott Chichester is the Chief Financial Officer of the Company.
(5)	Includes 16,290,000 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.
(6)	Includes 16,290,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2010:

Our principal executive office is located at 1105 Green Grove Road, Neptune, New Jersey 07753, and our telephone number is (732) 918-8004. This facility is owned by our subsidiary, ADDR, and was paid $65,000 of rent in 2012 and also serves as the principal executive office for each of our other subsidiaries.

In addition, we have a sales office located at 48 High Street, Norwell, Massachusetts 02061. This is a home office owned by 3 of our employees. We do not have a lease agreement or pay rent for them to use this as a home office.

Sterling Seal rents its principal executive office and warehouse in Neptune, New Jersey from ADDR for $10,000 per month. The rental is on a month-to-month basis.

In November 2010, ADDR borrowed $503,333 from Sterling Seal for part of the purchase price of the facility in Neptune, New Jersey that is the Company’s current principal executive office. This loan bears an annual interest rate 3% and there are no specified repayment terms. The balance of principal and related accrued interest at December 31, 2011 was $518,333.

Sterling Seal rents its Apopka, Florida office and warehouse space from Q5, for $5,000 per month, under a one year-lease term, renewable annually. Q5 has an unsecured note with the Company which bears interest at 4%, annually. There are no specified repayment terms. The balance of principal and accrued interest at December 31, 2011 was $719,936.

Integrity utilizes office space and equipment of Sterling Seal and pays rent to Sterling Seal of $1,000 per month.

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. As of December 31, 2012 this culminated in a total amount due to Mr. DeRosa of $1,585,921. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of 3%.

In December of 2011, Angelo DeRosa, Chairman, committed to contribute to ADDR, land and a building with an adjusted cost basis of $672,715. Title to this property was formally transferred to ADDR on November 13, 2012.

Additionally, $48,790 in interest and $40,049 of principal was repaid on Mr. DeRosa’s loan to the Company.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Angelo DeRosa is not considered independent because he is the father of the Company’s Chief Executive Officer, Darren DeRosa.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed approximately $20,000 and $20,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $3,951, and 1,813 in fees billed for audit related services for the years ended December 31, 2012 and 2011, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2012 and 2011, we were billed $2,500 and $7,865, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2012 and 2011.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-	approved by our audit committee; or

-	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

Report of Independent Registered Public Accounting Firm — Sam Kan & Company, CPA
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (3)
10.1	Equity Exchange Agreement (1)
10.2	Lease agreement with the Children’s Center of Monmouth (3)
10.3	Lease agreements with the three different tenants located at Cliffwood Beach, NJ (2)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on August 10, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on December 13, 2012.
(3)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on January 18, 2013.

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSOLIDATED CORP.

By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Darren DeRosa	Chief Executive Officer	April 12, 2013
Darren DeRosa	(Principal Executive Officer)

/s/Scott Chichester	Chief Financial Officer	April 12, 2013
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	April 12, 2013
Angelo DeRosa

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant has not sent to its stockholders an annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or other meeting of security holders.

