Form 10-Q
period 2013-03-31
STERLING CONSOLIDATED Corp
filed 2013-05-15
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.

Commission File Number: 333-183246

STERLING CONSOLIDATED CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-1840913
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1105 Green Grove Road

Neptune, New Jersey 07753

(Address of principal executive offices)(Zip Code)

(732) 918-8004

(Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 15, 2013, there were 37,040,040 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2013

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$74,541	$115,489
Account receivable, net of allowance	912,662	871,132
Inventory, net of reserve	2,333,031	2,307,413
Notes receivable	40,201	40,601
Investment	75	75
Other current assets	-	-
Total current assets	3,360,510	3,334,710

Property and equipment, net	2,654,943	2,684,299
Intangible asset, net	-	-
Deferred tax asset	7,776	7,776

Total assets	$6,023,229	$6,026,785

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$897,350	$1,139,681
Notes payable (current portion)	131,546	130,905
Notes payable related party (current portion)	47,925	62,151
Bank line of credit	839,591	839,591
Interest rate swap contract	19,330	1,724
Other liabilities	225,399	76,971
Total current liabilities	2,161,141	2,251,023

Other liabilities
Notes payable	861,718	900,761
Notes payable (related party)	1,647,005	1,614,952
Total other liabilities	2,508,723	2,515,713

Total liabilities	4,669,864	4,766,736

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 37,040,040 shares issued and outstanding as of March 31, 2013 and December 31, 2012;	37,074	37,074
Subscription receivable	-	-
Accumulated other comprehensive loss	(19,330)	(1,724)
Additional paid-in capital	1,175,079	1,175,079
Retained earnings	160,542	49,620
Total stockholders' equity (deficit)	1,353,365	1,260,049

Total liabilities and stockholders' equity (deficit)	$6,023,229	$6,026,785

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2013	2012

Revenues
O-rings and rubber product sales	$1,627,886	$1,741,432
Freight services	22,214	-
Rental services	13,050	-
Total revenues	$1,663,150	$1,741,432

Cost of sales
Cost of goods	1,006,249	923,531
Cost of services	60,483	258,206
Total cost of sales	1,066,732	1,181,737

Gross profit	596,418	559,695

Operating expenses
Sales and marketing	107,194	10,438
General and administrative	308,264	406,620
Total operating expenses	415,458	417,058

Operating income	180,960	142,637

Other income and expense
Other income	4,298	10,103
Other expense	-	-
Interest expense	(29,380)	(36,941)
Total other income and (expense)	(25,082)	(26,838)

Income before provision for income taxes	155,878	115,799

Provision for income taxes	44,956	23,160

Net income	110,922	92,639

Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swap contract	(17,606)	(4,699)
Comprehensive income	$93,316	$87,940

Net income per share of common stock:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	37,074,040	36,195,896

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

From December 31, 2010 to March 31, 2013

	Common Stock		Subscription	Additional	Retained	Accumulated Other Comprehensive
	Shares	Amount	Receivable	Paid-in Capital	Earnings	Loss	Total
Balance, December 31, 2010 (Restated)	33,120,000	$33,120	-	$79,425	$(216,351)	$(37,269)	$(141,075)

Distribution to shareholders	-	-	-		(45,000)	-	(45,000)
Stock issued for services	2,880,000	2,880					2,880
Shareholder contribution of property	-		(672,715)	672,715	-	-	-
Contribution of tax effect related to C-corp conversion				105,659			105,659
Other comprehensive loss	-	-	-		-	(11,567)	(11,567)
(2) Eliminate retained earnings of Sterling Consolidated Corp. prior to acquisition				(3,858)	3,858		-
Net income, year ended December 31, 2011	-	-	-		247,313	-	247,313
Balance, December 31, 2011 (Restated)	36,000,000	$36,000	$(672,715)	$853,941	$(10,180)	$(48,836)	$158,210
Stock sold for cash	914,040	914		273,298			274,212
Stock issued for services	160,000	160		47,840			48,000
Receipt of subscribed property			672,715				672,715
Net Income for the year ended December 31, 2012					59,800		59,800
Other comprehensive loss						47,112	47,112
Balance, December 31, 2012	37,074,040	$37,074	-	$1,175,079	$49,620	$(1,724)	$1,260,049
							-
Net income for the 3 months ended March 31, 2013					110,922		110,922
Other comprehensive loss						(17,606)	(17,606)
	37,074,040	$37,074	$-	$1,175,079	$160,542	$(1,724)	$1,353,365

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	2013	2012
Cash flows from operating activities
Net Income	$110,922	$92,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,356	26,560
Accrued interest	12,500
Stock issued for services	-	-
Changes in operating assets and liabilities:
Account receivable	(41,530)	50,149
Inventory	(25,618)	(75,089)
Other assets	-	(12,305)
Accounts payable and accrued interest payable	(242,331)	55,057
Other liabilities	148,428	16,992
Net cash provided by operating activities	(8,273)	154,003

Cash flows from investing activities
Purchase of fixed assets	-	-
Disposal of fixed assets	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities
Net proceeds from bank line of credit	-	29,999
Payments on notes payable	(38,402)	(110,894)
Proceeds from notes payable	-	-
Net loan (paid)/received - related party	5,327	(52,402)
Repayments on employee advances	-	21,018
Proceeds from sale of common stock		192,800
Advances to employees	400	-
Net cash provided by (in) by financing activities	(32,675)	59,503

Net change in cash and cash equivalent	(40,948)	213,506

Cash and cash equivalent at the beginning of period	115,489	29,684

Cash and cash equivalent at the end of period	$74,541	$243,190

Supplemental disclosures of cash flow Information:
Cash paid for interest	$16,883	$24,359
Cash paid for taxes	$-	$750

Supplemental non-cash investing and financing activities:
Subscription receivable	$-	$-
Contribution of property	$-	$-
Stock issued for services	$-	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and March 31, 2012 are not necessarily indicative of the operating results for the full years.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, useful lives of intangible assets and property and equipment, inventory valuations, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2012.

There have been no changes in the Company's significant accounting policies for the three months ended March 31, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 3 – BANK LINE OF CREDIT

On September 28, 2012 the Company renewed its bank line of credit for $900,000. The financial covenants remain the same as reported in the December 31, 2012 financial statements. Interest expense charged to operations in the 3 months ended March 31, 2013 was $8,896.

NOTE 4 – LONG-TERM DEBT

At March 31, 2013 long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Mortgage payable to PNC Bank, due in monthly installments of principal and interest through April 22, 2014. Interest is charged at 5.5% per annum. The loan is secured by the assets of the Company and guaranteed by the officers of the Company. An interest rate swap agreement is used to hedge the interest rate risk.	$765,484	$784,288
Equipment note payable maturing on September 28, 2015. Interest is charged at 3.9% and is secured by the assets of the Company and guaranteed by the officers of the Company.	184,468	201,960
Vehicle loan secured by the vehicle maturing on November 21, 2017. Interest is charged at 3.9%.	43,312	45,418
Less current portion	131,546	130,905
Long-term debt	$861,718	$900,761

For the 3 months ended 2013, $7,987 of interest on these loans was charged to operations.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company may, from time to time, be involved in legal proceedings and disputes that arise in the normal course of business. These matters include product liability actions, patent infringement actions, contract disputes, domestic and international federal, state and local tax reviews and audits, and other matters. The Company also may be subject to litigation and/or adverse rulings or judgments as a result of certain contractual indemnification obligations. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and it can reasonably estimate the amount of the loss. The Company believes it has adequate provisions for any such matters. The Company reviews these provisions at least quarterly and adjusts these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Additionally, from time to time, the Company receives inquiries from regulatory agencies informally requesting information or documentation. There can be no assurance in any given case that such informal review will not lead to further proceedings involving the Company in the future.

The Company is not aware of any pending disputes, including those outlined above, that would be likely to have a material adverse effect, either individually or in the aggregate, on its consolidated financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and costs and unfavorable outcomes could occur. An unfavorable outcome could include the payment of monetary damages, cash or other settlement, or an injunction prohibiting it from selling one or more products. If an unfavorable resolution were to occur, there exists the possibility of a material adverse impact on the Company's consolidated financial condition, results of operations or cash flows of the period in which the resolution occurs or on future periods.

Bank Accounts

From time-to-time the Company may carry balances in its corporate bank accounts above the federally insured limit of $250,000.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to the audited financial statements dated March 31, 2013. The following events occurred:

Sale of Cliffwood Beach Property

On April 29, 2013, the Company entered into a sales agreement to sell the Cliffwood Beach property. The sale price is for $650,000 and contains various contingencies. The property has a book value of $644,435 as of March 31, 2013.

Commencement of Trading

On April 30, 2013 the Company's common stock began trading over-the-counter on the OTC QB exchange.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

7

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

Subsequent Events

Sale of Cliffwood Beach Property

On April 29, 2013, the Company entered into a sales agreement to sell the Cliffwood Beach property. The sale price is for $650,000 and contains various contingencies. The property has a book value of $644,435 as of March 31, 2013.

Commencement of Trading

On April 30, 2013 the Company's common stock began trading over-the-counter on the OTC QB exchange.

Results of Operations

Comparison for the three months ended March 31, 2013 and 2012

Net Revenue

Net revenue decreased by approximately $78,282 or approximately 4.5%, from $1,741,432 for the three months ended March 31, 2012 to $1,663,150 for the three months ended March 31, 2013. This decrease is due primarily to a customer that placed large stocking orders in the first quarter of 2012 and is still liquidating that stock.

Total Cost of Sales

Cost of sales decreased by $115,005 or approximately 9.73%, from $1,181,737 for the three months ended March 31, 2013 to $1,066,732 for the three months ended March 31, 2012. The decrease in cost of sales was attributed to a corresponding decrease in sales coupled with a decrease in o-ring prices.

Gross profit

Gross profit increased approximately $36,723, or approximately 6.6%, from $559,695 for the three months ended March 31, 2012 to $596,418 for the three months ended March 31, 2013. This increase can be attributed to the above described decrease in cost of sales mitigated by a lesser decrease in net revenue.

Net Income

As a result of the above factors, net income was $110,922 for the three months ended March 31, 2013, as compared to net income of $92,639 for the three months ended March 31, 2012. This increase of $18,283 or approximately 19.7% is attributed to the above described increase in gross profit against relatively unchanged operating expenses.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At March 31, 2013, we had cash and cash equivalents of approximately $74,541 as compared to approximately $115,489 as of December 31, 2012, representing a decrease of $40,948. This decrease can be explained by net cash used from financing activities of $32,675, primarily attributed to paydown of notes payable of $38,402; and net cash used in operating activities of $8,273 primarily attributed to an increase of accounts payable of $242,331 offset by a decrease of other liabilities of $148,428. At March 31, 2013, our working capital was approximately $1,199,369.

The cash flow from operating activities decreased from $154,003 for the quarter ended March 31, 2012 to ($8,273) for the quarter ended March 31, 2013. This decrease of $162,276 is primarily attributed to a significant paydown of accounts payable of $297,388 offset by an increase of other liabilities of $131,436.

The cash flow from financing activities decreased from net cash provided of $59,503 for the quarter ended March 31, 2012 to net cash used of $32,675 for the quarter ended March 31, 2013. This decrease is primarily attributed to a reduction of proceeds of common stock due to closing of the securities offering executed in the first quarter of 2012.

Bank Loans

There are three outstanding loans with PNC bank.  We secured a $950,000 mortgage in 2009 to refinance the Cliffwood Beach property, which currently is owned by ADDR Properties.  The instrument is an interest rate swap for 15 years at 5.5%.

Additionally, Sterling Seal & Supply uses a Line of Credit from PNC Bank.  The total line is for $900,000 and the term is 3% above the 1 month LIBOR rate.  The current balance outstanding is $859,909.

In September of 2012, Sterling Seal and Supply, Inc. refinanced its existing equipment loan with a private noteholder by taking out a term loan for $250,000 with PNC Bank. The loan has a four year term and pays interest at 3.9%.

A financial covenant requires that the Company does not have a "Debt Service Coverage Ratio" of less than 1.25 measured annually at fiscal year end. "Debt Service Coverage Ratio is defined by the lender as: (Net Income + Depreciation Expense + Amortization Expense + Rent Expense + Other Non-Cash Items)/(Prior Year Current Portion of Long Term Debt + Interest Expense). If the financial covenant is not met, the lender has the right to call the loan and/or not renew the line of credit. The Company estimates it is currently in compliance with this financial covenant. Additionally, there is a cross default provision, whereby a default on either the line of credit, mortgage or equipment note payable would enable the bank to call any or all of the three loans. The bank has required that the company subordinate $1,200,000 of the loan outstanding to the Chairman, Angelo DeRosa until September 30, 2013.

There is no guarantee that PNC Bank would give the Company a waiver if it were to go into default on this financial covenant. If the Company were to default, all three bank loans could be called. If such an event were to occur, it could jeopardize the Company’s ability to operate and the Company’s assets would be at risk.

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements, in accordance with accounting principles generally accepted in the United States, requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures pertaining to contingent assets and liabilities. Note 2, “Significant Accounting Policies,” to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements. On an ongoing basis we evaluate our estimates, including, but not limited to, those related to bad debts, inventories, income taxes, and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

We believe the following accounting policies and estimates are the most critical. Some of them involve significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

Revenue recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In the case of Sterling, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  For Integrity, revenue is recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, a formula is employed to recognize a portion of the revenue to better match the expenses in the period.

Revenue is recognized at the date of service rendered to customers when a formal arrangement exists, the price is fixed or determinable, the services rendered, no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before satisfaction of all of the relevant criteria for revenue recognition are recorded as unearned revenue.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2011, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

Fair values of financial instruments

The carrying amounts reported in the consolidated financial statements for current assets and currently liabilities approximate fair value due to the short-term nature of these financial instruments. The carrying amount of long-term loans approximates fair value since the interest rate associated with the debt approximates the current market interest rate.

The Company adopted ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC-820-10-15-15-1A.

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The Company currently does not have any issued and outstanding stock options or other derivatives.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are a Smaller Reporting Company and are not required to provide the information under this item.

8

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that due to material weaknesses the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but did hire an SEC financial reporting expert to independently review our recent registration statement on Form S-1 that resulted in SEC notification of effectiveness on February 7, 2013. We plan to address the other control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

9

Item 1A.   Risk Factors.

We are a Smaller Reporting Company and are not required to provide the information under this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

Not applicable

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

* Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSOLIDATED CORP.

By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized Officer and Principal Executive
Officer)

Dated: May 15, 2013

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated May 15, 2013

11