Form 10-Q/A
period 2013-03-31
STERLING CONSOLIDATED Corp
filed 2013-06-14
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 16, 2013, there were 37,040,040 shares of common stock, $0.001 par value issued and outstanding.

Explanatory Note

This Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, originally filed with the Securities and Exchange Commission on May 15, 2013 (the "Original Form 10-Q"), is being filed solely to furnish the exhibits listed in the Exhibit Index hereto, which provide certain items from the Original Form 10-Q formatted in eXtensible Business Reporting Language ("XBRL"). This Amendment is being filed within the 30-day grace period provided by Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Original Form 10-Q except for the furnishing of the exhibits described above. This Amendment does not reflect subsequent events occurring after the date of the Original Form 10-Q or modify or update any disclosures set forth in the Original Form 10-Q.

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

Dated: June 13, 2013

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: June 13, 2013