Form 10-Q
period 2013-06-30
STERLING CONSOLIDATED Corp
filed 2013-08-14
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

As of August 12, 2013, there were 37,199,040 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2013

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012

ASSETS	Unaudited
Current assets
Cash and cash equivalents	$108,027	$115,489
Account receivable, net	843,066	871,132
Inventory, net	2,376,072	2,307,413
Notes receivable	43,201	40,601
Investment	100	75
Other current assets	-	-
Total current assets	3,370,466	3,334,710

Property and equipment, net	2,628,691	2,684,299
Intangible asset, net	-	-
Deferred tax asset	7,776	7,776

Total assets	$6,006,933	$6,026,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,100,151	$1,139,681
Notes payable (current portion)	138,031	130,905
Notes payable related party (current portion)	50,083	62,151
Bank line of credit	834,591	839,591
Interest rate swap contract	14,708	1,724
Other liabilities	150,263	76,971
Total current liabilities	2,287,827	2,251,023

Other liabilities
Notes payable	833,267	900,761
Notes payable (related party)	1,606,865	1,614,952
Total other liabilities	2,440,132	2,515,713

Total liabilities	4,727,959	4,766,736

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 37,199,040 shares issued and outstanding as of June 30, 2013 and December 31, 2012;	37,199	37,074
Subscription receivable	-	-
Accumulated other comprehensive loss	(14,708)	(1,724)
Additional paid-in capital	1,203,392	1,175,079
Retained earnings	53,091	49,620
Total stockholders' equity	1,278,974	1,260,049

Total liabilities and stockholders' equity	$6,006,933	$6,026,785

See accompanying notes to condensed consolidated financial statements

F-1

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2013	2012	2013	2012

Revenues
O-rings and rubber product sales	$1,448,750	$1,382,072	$3,076,636	$3,123,504
Freight services	42,039	57,101	64,253	57,101
Rental services	10,020	32,146	23,070	32,146
Total revenues	$1,500,809	$1,471,319	$3,163,959	$3,212,751

Cost of sales
Cost of goods	939,521	1,012,671	2,039,343	2,124,045
Cost of services	76,376	64,066	136,859	134,429
Total cost of sales	1,015,897	1,076,737	2,176,202	2,258,474

Gross profit	484,912	394,582	987,757	954,277

Operating expenses
Sales and marketing	11,356	10,293	24,977	20,731
General and administrative	614,174	270,469	922,438	677,089
Total operating expenses	625,530	280,762	947,415	697,820

Operating income (loss)	(140,618)	113,820	40,342	256,457

Other income and expense
Other income	3,312	10,124	7,610	20,227
Other expense	-	-	-	-
Interest expense	(32,854)	(18,330)	(62,234)	(55,271)
Total other expense	(29,542)	(8,206)	(54,624)	(35,044)

Income (loss) before provision for income taxes	(170,160)	105,614	(14,282)	221,413

Provision for income taxes	(62,709)	67,287	(17,753)	90,447

Net income (loss)	(107,451)	38,327	3,471	130,966

Other comprehensive income (loss)
Unrealized gain (loss) on interest rate swap contract	4,622	-	(12,984)	(4,699)
Comprehensive income (loss)	$(102,829)	$38,327	$(9,513)	$126,267

Net income (Loss) per share of common stock:
Basic and diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	37,097,521	36,687,700	37,074,040	36,643,134

See accompanying notes to condensed consolidated financial statements

F-2

STERLING CONSOLIDATED CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

From December 31, 2010 to March 31, 2013

	Common Stock		Subscription	Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Receivable	Capital	Earnings	Loss	Total
Balance, December 31, 2010 (Restated)	33,120,000	$33,120	-	$79,425	$(216,351)	$(37,269)	$(141,075)

Distribution to shareholders	-	-	-		(45,000)	-	(45,000)
Stock issued for services	2,880,000	2,880					2,880
Shareholder contribution of property	-		(672,715)	672,715	-	-	-
Contribution of tax effect related to C-corp conversion				105,659			105,659
Other comprehensive loss	-	-	-		-	(11,567)	(11,567)
(2) Eliminate retained earnings of Sterling Consolidated Corp. prior to acquisition				(3,858)	3,858		-
Net income, year ended December 31, 2011	-	-	-		247,313	-	247,313
Balance, December 31, 2011 (Restated)	36,000,000	$36,000	$(672,715)	$853,941	$(10,180)	$(48,836)	$158,210
Stock sold for cash	914,040	914		273,298			274,212
Stock issued for services	160,000	160		47,840			48,000
Receipt of subscribed property			672,715				672,715
Net Income for the year ended December 31, 2012					59,800		59,800
Other comprehensive loss						47,112	47,112
Balance, December 31, 2012	37,074,040	$37,074	-	$1,175,079	$49,620	$(1,724)	$1,260,049

Stock issued for services	125,000	$125		$28,313			28,438
Net income for the 6 months ended June 30, 2013					3,471		3,471
Other comprehensive loss						(12,984)	(12,984)
	37,199,040	$37,199	$-	$1,203,392	$53,091	$(1,724)	$1,278,974

See accompanying notes to consolidated financial statements

F-3

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities
Net Income	$3,471	$130,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,608	53,487
Stock issued for services	28,438	-
Changes in operating assets and liabilities:
Account receivable	28,066	145,802
Inventory	(68,659)	(29,593)
Other assets	(25)	(37,061)
Accounts payable and accrued interest payable	(39,530)	(243,690)
Other liabilities	73,292	23,808
Net cash used in operating activities	80,661	43,719

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Net paydown on bank line of credit	(5,000)	(20,000)
Payments on notes payable	(60,368)	(70,010)
Net loan paid- related party	(20,155)	(49,889)
Proceeds from sale of common stock		239,212
Advances to employees	(2,600)	-
Net cash provided by used in by financing activities	(88,123)	99,313

Net change in cash and cash equivalent	(7,462)	143,032

Cash and cash equivalent at the beginning of period	115,489	29,676

Cash and cash equivalent at the end of period	$108,027	$172,708

Supplemental disclosures of cash flow Information:
Cash paid for interest	$61,827	$55,271
Cash paid for taxes	$750	$750

Supplemental non-cash investing and financing activities:
	$	$-

See accompanying notes to condensed consolidated financial statements

F-4

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended June 30, 2013, and for all periods presented herein, have been made.

F-5

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

NOTE 1 – BASIS OF PRESENTATION (CONTINUED)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and June 30, 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2012.

There have been no changes in the Company's significant accounting policies for the periods ended June 30, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic and Diluted Earnings (Loss) per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three and six month periods ended June 30, 2013 and 2012, respectively.

NOTE 3- STOCK ISSUANCE

On May 28, 2013 the Company entered into an agreement whereby it can “put” stock to a hedge fund at a 10% discount to the average of the lowest 3 bids during a 5 day lookback period. This stock is currently pending registration via an S-1 registration statement filing with the Securities & Exchange Commission. As an integral part of this Agreement, the Company has issued 125,000 shares of common stock at $0.2275/share as a commitment fee to the counterparty. $28,438 has been charged to operations for the quarter ended June 30, 2013.

NOTE 4- SALE OF CLIFFWOOD BEACH PROPERTY

In the second quarter of 2013 the Company entered into a sale contract for its former headquarters, in Cliffwood Beach. The Company has a book value of $655,081 and the contract price is $650,000.

F-6

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

We also own real property through our subsidiaries ADDR Properties, LLC (“ADDR”) and Q5 Ventures, LLC (“Q5”). ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is primarily used by Sterling Seal for its operations. ADDR owned another property in Cliffwood Beach, New Jersey, that was rented out to tenants. On April 29, 2013, the Company entered into a sales agreement to sell the Cliffwood Beach property. The sale price is $650,000 and contains various contingencies. The property has a book value of $644,435 as of the date of sale. Q5 owns a 5,000 square foot facility that is used by Sterling Seal in Florida.

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

SurePoint Investment Agreement and Registration Statement on Form S-1

On May 28, 2013, we entered into an investment agreement, (the “SurePoint Investment Agreement”) with SurePoint Capital, a Delaware limited liability company (“SurePoint”). Pursuant to the terms of the SurePoint Investment Agreement, SurePoint committed to purchase up to $1,000,000 of our common stock over a period of up to twenty-four (24) months. From time to time during the twenty-four (24) month period commencing from the effectiveness of the registration statement, the Company may deliver a put notice to SurePoint which states the dollar amount that we intend to sell to SurePoint on a date specified in the put notice. The maximum investment amount per notice shall be no more than $50,000 worth of common stock so long s such amount does not exceed 4.99% of the outstanding shares of the Company. The purchase price per share to be paid by SurePoint shall be calculated at a ten (10%) discount to the average of the three lowest closing bids during the five (5) consecutive trading days immediately prior to the receipt by SurePoint of the put notice. The Company has reserved 4,273,504shares of our common stock for issuance under the SurePoint Investment Agreement. Additionally, the Company agreed to issue SurePoint 125,000 shares of our common stock.

In connection with the SurePoint Investment Agreement, the Company also entered into a registration rights agreement with SurePoint, pursuant to which the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering 4,398,504 shares of our common stock underlying the SurePoint Investment Agreement within 21 days after the closing of the transaction.

On June 21, 2013, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”). Under the registration statement, SurePoint may sell up to 4,398,504 shares of the Company’s common stock based upon the Company delivering put notices.

On July 24, 2013, pursuant to SEC comments, the Company filed a request to withdraw the registration statement on Form S-1. Following the withdrawal, the Company re-negotiated the SurePoint Investment Agreement and re-filed a new registration statement on Form S-1 with the SEC on July 30, 2013 for 4,398,504 shares of common stock.

This registration statement will give the Company the opportunity to deliver put notices to SurePoint in exchange for cash. The Company intends to use the proceeds to take advantage of acquisition opportunities that may arise in the future, however the Company cannot make any assurances that these opportunities will arise.

Results of Operations

Comparison for the three months ended June 30, 2013 and 2012

Net Revenue

Net revenue increased by approximately $29,490or approximately 2.0%, from $1,471,319for the three months ended June30, 2012 to $1,500,809 for the three months ended June 30, 2013. This increase is due primarily to consistent sales, marketing and servicing of our existing accounts.

Total Cost of Sales

Cost of sales decreased by $60,840 or approximately 5.7%, from $1,076,737 for the three months ended June 30, 2012 to $1,015,897 for the three months ended June 30, 2012. The decrease in cost of sales was attributed to lower cost of raw materials due to reduced petroleum product prices.

Gross profit

Gross profit increased approximately $90,330, or approximately 22.9%, from $394,582 for the three months ended June 30, 2012 to $484,912 for the three months ended June 30, 2013. This increase can be attributed to the above described decrease in cost of sales combined with an in net revenue.

Net Income

As a result of the above factors, net income was a loss of $-107,451 for the three months ended June 30, 2013, as compared to net income of $38,327 for the three months ended June 30, 2012. This decrease of $145,778 or approximately 380% is attributed to an increase in Selling, General and Administrative expenses. The General and Administrative expenses increased primarily due to an increase in administrative and professional fees related to becoming a public company, an increase in stock-based compensation and an increase in salaries, travel and utilities.

Comparison for the six months ended June 30, 2013 and 2012

Net Revenue

Net revenue decreased by approximately $48,792 or approximately 1.5%, from $3,212,751 for the six months ended June 30, 2012 to $3,163,959 for the six months ended June 30, 2013. This decrease is due to a reduction in sales from one customer who is liquidating previously bought inventory offset by an increase in sales to other customers based on consistent sales, marketing and servicing of existing accounts.

Total Cost of Sales

Cost of sales decreased by $82,272 or approximately 3.6%, from $2,258,474 for the six months ended June 30, 2012 to $2,176,202 for the six months ended June 30, 2012. The decrease in cost of sales was attributed to lower cost of raw materials due to reduced petroleum product prices in the first half of the year.

Gross profit

Gross profit increased approximately $30,840, or approximately 3.2%, from $954,277 for the six months ended June 30, 2012 to $987,757 for the six months ended June 30, 2013. This increase can be attributed to the above described decrease in cost of sales slightly offset by a decease in net revenue.

Net Income

As a result of the above factors, net income was $3,471 for the six months ended June 30, 2013, as compared to net income of $130,966 for the six months ended June 30, 2012. This decrease of $127,495 or approximately 97% is attributed to an increase in Selling, General and Administrative expenses. The General and Administrative expenses increased primarily due to an increase in administrative and professional fees related to becoming a public company, an increase in stock-based compensation and an increase in salaries, travel and utilities.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At June 30, 2013, we had cash and cash equivalents of approximately $108,027as compared to approximately $115,489 as of December 31, 2012, representing a decrease of $7,462. This increase/decrease can be explained by net cash used from financing activities of $88,123, primarily attributed to paydown of notes payable of $60,368; and net cash provided by operating activities of $80,661 primarily attributed to an increase of other liabilities of $73,292 offset by an increase of inventory of $68,659. At June 30, 2013, our working capital was approximately $1,082,639.

The cash flow from operating activities increased from $43,719 for the six months ended June 30, 2012 to $80,661 for the six months ended June 30, 2013. This increase of $36,942 is primarily attributed to a reduction of paydown of accounts payable and an increase of other liabilities of $44,785.

The cash flow from financing activities decreased from net cash provided of $99,313 for the six months ended June 30, 2012 to net cash used of $88,123 for the six months ended June 30, 2013. This decrease is primarily attributed to a reduction of proceeds from the sale of common stock of $239,212 due to closing of the securities offering executed in the first quarter of 2012.

Bank Loans

There are three outstanding loans with PNC bank.  We secured a $950,000 mortgage in 2009 to refinance the Cliffwood Beach property, which currently is owned by ADDR Properties and is under a pending contract of sale.  The instrument is an interest rate swap for 15 years at 5.5%.

Additionally, Sterling Seal & Supply uses a Line of Credit from PNC Bank.  The total line is for $900,000 and the term is 3% above the 1 month LIBOR rate.  The balance outstanding as of June 30, 2013 was $834,591.

In September of 2012, Sterling Seal and Supply, Inc. refinanced its existing equipment loan with a private noteholder by taking out a term loan for $250,000 with PNC Bank. The loan has a four year term and pays interest at 3.9%.

A financial covenant requires that the Company does not have a "Debt Service Coverage Ratio" of less than 1.25 measured annually at fiscal year-end. "Debt Service Coverage Ratio is defined by the lender as: (Net Income + Depreciation Expense + Amortization Expense + Rent Expense + Other Non-Cash Items)/(Prior Year Current Portion of Long Term Debt + Interest Expense). If the financial covenant is not met, the lender has the right to call the loan and/or not renew the line of credit. The Company estimates it is currently in compliance with this financial covenant. Additionally, there is a cross default provision, whereby a default on either the line of credit, mortgage or equipment note payable would enable the bank to call any or all of the three loans. The bank has required that the company subordinate $1,200,000 of the loan outstanding to the Chairman, Angelo DeRosa until September 30, 2013.

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

Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As required under Exchange Act Rule 13a-15, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that due to material weaknesses the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2013:

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses but did hire an SEC financial reporting expert to independently review our recent registration statement on Form S-1 that resulted in SEC notification of effectiveness on February 7, 2013. We plan to address the other control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Quarterly Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the SurePoint Investment Agreement, the Company issued SurePoint 125,000 shares of common stock as consideration for SurePoint entering into the Agreement.

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1934, as amended (the “Securities Act”). These shares of our common stock qualified for exemption under Section 4(2) since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures.

Not applicable.

Item 5.      Other Information.

SurePoint Investment Agreement and Registration Statement on Form S-1

On May 28, 2013, we entered into an investment agreement, (the “SurePoint Investment Agreement”) with SurePoint Capital, a Delaware limited liability company (“SurePoint”). Pursuant to the terms of the SurePoint Investment Agreement, SurePoint committed to purchase up to $1,000,000 of our common stock over a period of up to twenty-four (24) months. From time to time during the twenty-four (24) month period commencing from the effectiveness of the registration statement, the Company may deliver a put notice to SurePoint which states the dollar amount that we intend to sell to SurePoint on a date specified in the put notice. The maximum investment amount per notice shall be no more than $50,000 worth of common stock so long s such amount does not exceed 4.99% of the outstanding shares of the Company. The purchase price per share to be paid by SurePoint shall be calculated at a ten (10%) discount to the average of the three lowest closing bids during the five (5) consecutive trading days immediately prior to the receipt by SurePoint of the put notice. The Company has reserved 4,273,504shares of our common stock for issuance under the SurePoint Investment Agreement. Additionally, the Company agreed to issue SurePoint 125,000 shares of our common stock.

In connection with the SurePoint Investment Agreement, the Company also entered into a registration rights agreement with SurePoint, pursuant to which the Company is obligated to file a registration statement with the Securities and Exchange Commission (the “SEC”) covering 4,398,504 shares of our common stock underlying the SurePoint Investment Agreement within 21 days after the closing of the transaction.

On June 21, 2013, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”). Under the registration statement, SurePoint may sell up to 4,398,504 shares of the Company’s common stock based upon the Company delivering put notices.

On July 24, 2013, pursuant to SEC comments, the Company filed a request to withdraw the registration statement on Form S-1. Following the withdrawal, the Company re-negotiated the SurePoint Investment Agreement and re-filed a new registration statement on Form S-1 with the SEC on July 30, 2013 for 4,398,504 shares of common stock.

This registration statement will give the Company the opportunity to deliver put notices to SurePoint in exchange for cash. The Company intends to use the proceeds to take advantage of acquisition opportunities that may arise in the future, however the Company cannot make any assurances that these opportunities will arise.

Item 6.      Exhibits.

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

Dated: August 14, 2013

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated August 14, 2013

