Form 10-Q
period 2013-09-30
STERLING CONSOLIDATED Corp
filed 2013-11-19
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013.

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

Yes ☐ No ☒

As of November 19, 2013, there were 37,674,040 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77,226	$115,489
Account receivable, net of allowance	1,033,662	871,132
Inventory, net of reserve	2,372,061	2,307,413
Notes receivable	43,176	40,601
Investment	100	75
Other current assets	1,100	-
Total current assets	3,527,325	3,334,710

Property and equipment, net	2,601,999	2,684,299
Intangible asset, net	970	-
Deferred tax asset	7,776	7,776

Total assets	$6,138,070	$6,026,785

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,045,378	$1,139,681
Notes payable (current portion)	132,228	130,905
Notes payable related party (current portion)	50,083	62,151
Bank line of credit	894,591	839,591
Interest rate swap contract	11,800	1,724
Other liabilities	208,854	76,971
Total current liabilities	2,342,934	2,251,023

Other liabilities
Notes payable	808,386	900,761
Notes payable (related party)	1,654,145	1,614,952
Total other liabilities	2,462,531	2,515,713

Total liabilities	4,805,465	4,766,736

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 37,399,040 and 37,074,040 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively.	37,399	37,074
Accumulated other comprehensive loss	(11,800)	(1,724)
Additional paid-in capital	1,249,192	1,175,079
Retained earnings	57,814	49,620
Total stockholders' equity	1,332,605	1,260,049

Total liabilities and stockholders' equity	$6,138,070	$6,026,785

See accompanying notes to consolidated financial statements

F-2

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues
O-rings and rubber product sales	$1,546,716	$1,380,002	$4,623,352	$4,503,506
Freight services	40,676	31,749	104,929	88,850
Rental services	15,984	18,427	39,054	50,573
Total revenues	$1,603,376	$1,430,178	$4,767,335	$4,642,929

Cost of sales
Cost of goods	1,090,241	1,081,137	3,129,584	3,205,182
Cost of services	120,209	67,390	257,068	201,819
Total cost of sales	1,210,450	1,148,527	3,386,652	3,407,001

Gross profit	392,926	281,651	1,380,683	1,235,928

Operating expenses
Sales and marketing	10,333	14,788	35,310	35,519
General and administrative	330,572	255,879	1,253,010	932,968
Total operating expenses	340,905	270,667	1,288,320	968,487

Operating income	52,021	10,984	92,363	267,441

Other income and expense
Other income	3,269	27,572	10,879	47,799
Other expense	-	-	-	-
Interest expense	(29,377)	(36,788)	(91,611)	(92,059)
Total other income and (expense)	(26,108)	(9,216)	(80,732)	(44,260)

Income before provision for income taxes	25,913	1,768	11,631	223,181

Provision for income taxes	21,190	722	3,437	91,169

Net income	4,723	1,046	8,194	132,012

Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swap contract	2,908	-	(10,076)	(4,699)
Comprehensive income/(loss)	$7,631	$1,046	$(1,882)	$127,313

Net income/(Loss) per share of common stock:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	37,231,649	36,882,590	37,142,721	36,589,801

See accompanying notes to consolidated financial statements

F-3

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	Sep 30,	Sep 30,
	2013	2012
Cash flows from operating activities
Net Income	$8,194	$132,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,300	70,717
Stock issued for services	28,438	48,000
Changes in operating assets and liabilities:
Accounts receivable	(106,368)	119,696
Inventory	27,188	(217,232)
Deferred tax asset	-	(17,503)
Other assets	(25)	(51,291)
Accounts payable and accrued interest payable	(151,944)	(249,996)
Other liabilities	131,883	118,363
Net cash provided by (used in) operating activities	25,666	(47,234)

Cash flows from investing activities
Cash paid for acquisition	(52,427)	-
Net cash used in investing activities	(52,427)	-

Cash flows from financing activities
Net drawdown (paydown) on bank line of credit	55,000	(110,699)
Payments on notes payable	(91,052)	(76,064)
Net loan made by related party	27,125	-
Proceeds from sale of common stock	-	239,212
Advances to employees	(2,575)	-
Net cash provided by (used in) financing activities	(11,502)	52,449

Net change in cash and cash equivalent	(38,263)	5,215

Cash and cash equivalents at the beginning of period	115,489	29,676

Cash and cash equivalents at the end of period	$77,226	$34,891

Supplemental disclosures of cash flow information:
Cash paid for interest	$91,611	$92,059
Cash paid for taxes	$750	$-

Supplemental non-cash investing activities:
The Company purchased all of the assets of Superior Seals and Service Inc. for $108,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired	$165,642
Cash paid for assets	62,000
Stock issued for assets	46,000
Liabilities assumed	57,642

See accompanying notes to consolidated financial statements

F-4

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and September 30, 2012 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the last-in, first-out method) or market. Cost does not include outbound shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $85,070 as of September 30 2013 and December 31 2012, respectively.

	As of September 30, 2013	As of December 31, 2012
Raw materials	$0	$0
Finished goods	2,457,131	2,392,483
Work in process	0	0

Subtotal	2,457,131	2,392,483
Reserve for obselesence	(85,070)	(85,070)
Total	2,372,061	2,307,413

Basic and Diluted Earnings Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. There were no common stock equivalents outstanding as of September 30, 2013 and December 31, 2012.

	For the 9 months ended	For the 9 months ended
	September 30, 2013	September 30, 2012
Net income applicable to common shareholders	$8,194	$132,012
Weighted average shares outstanding	37,142,721	36,589,801
Weighted average fully diluted shares outstanding	37,142,721	36,589,801
Basic earnings per share	$0.00	$0.00
Fully diluted earnings per share	$0.00	$0.00

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2012.

There have been no changes in the Company's significant accounting policies for the periods ended September 30, 2013 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

NOTE 3 – COMMITMENTS AND CONTINGENCIES

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

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 4- STOCK ISSUANCE

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

On September 16, 2013 as part of the consideration paid in an asset purchase agreement to acquire a North Carolina based o-ring distributor and rubber products manufacturer, the Company issued 200,000 shares of the Company’s common stock (See Note 5).

NOTE 5 – BUSINESS ACQUISITION

On September 16, 2013 the Company acquired Superior Seals and Service Inc., a North Carolina, distributor and manufacturer of o-rings and rubber products. The consideration paid consisted of $62,000 cash and 200,000 shares of common stock that were valued at $46,000 on the date of acquisition. The acquisition was accounted for under the purchase method of accounting and $970 of goodwill was recorded as a result of the transaction.

The following assets and liabilities were acquired as part of the transaction:

Assets Acquired
Cash	$9,573
Accounts receivable	56,162
Inventory	91,837
Office equipment	1,000
Mfg. equipment	5,000
Security deposit	1,100
Goodwill	970
Total assets acquired	165,642

Liabilities Acquired
Accounts payable and accrued expenses	57,642

Net Assets Acquired	$108,000

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated events and transactions subsequent to the audited financial statements dated September 30, 2013 and noted the following:

In October and November of 2013 the Company issued 275,000 shares at a weighted average price of $0.16/share under its Investment Agreement with Surepoint Capital.

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

Commencement of Trading

On April 30, 2013, the Company's common stock began trading over-the-counter on the OTC QB exchange.

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

On July 24, 2013, pursuant to SEC comments, the Company filed a request to withdraw the registration statement on Form S-1. Following the withdrawal, the Company re-negotiated the SurePoint Investment Agreement and re-filed a new registration statement on Form S-1 with the SEC on July 30, 2013 for 4,398,504 shares of common stock. The registration statement was declared effective on August 27, 2013.

This registration statement gives the Company the opportunity to deliver put notices to SurePoint in exchange for cash. The Company intends to use the proceeds to take advantage of acquisition opportunities that may arise in the future, however the Company cannot make any assurances that these opportunities will arise.

In October and November of 2013, the Company issued 275,000 shares at a weighted average price of $0.16/share under the SurePoint Investment Agreement.

Results of Operations

Comparison for the three months ended September 30, 2013 and 2012

Net Revenue

Net revenue increased by approximately $173,198 or approximately 12.1%, from $1,430,178 for the three months ended September 30, 2012 to $1,603,376 for the three months ended September 30, 2013. This increase is due primarily to consistent sales, marketing and servicing of our existing accounts as well as improvement and increased orders from the automotive sector of the economy.

Total Cost of Sales

Cost of sales increased by $61,923 or approximately 5.4%, from $1,148,527 for the three months ended September 30, 2013 to $1,210,450 for the three months ended September 30, 2012. The increase in cost of sales was attributed to the above mentioned increase in sales partially offset by lower cost of raw materials due to reduced petroleum product prices.

Gross profit

Gross profit increased approximately $111,275, or approximately 39.5%, from $281,651 for the three months ended September 30, 2012 to $392,926 for the three months ended September 30, 2013. This increase can be attributed to the above described sales increase combined with a petroleum product price decrease.

Net Income

As a result of the above factors, net income was a gain of $4,723 for the three months ended September 30, 2013, as compared to net income of $1,046 for the three months ended September 30, 2012. This increase of $3,471 or approximately 331% is attributed to increased sales and decreased cost of goods sold.

Comparison for the nine months ended September 30, 2013 and 2012

Net Revenue

Net revenue increased by approximately $124,406 or approximately 2.7%, from $4,642,929 for the nine months ended September 30, 2012 to $4,767,335 for the nine months ended September 30, 2013. This increase is due primarily to consistent sales, marketing and servicing of our existing accounts as well as improvement and increased orders from the automotive sector of the economy.

Total Cost of Sales

Cost of sales decreased by $20,439 or approximately 0.6%, from $3,407,001 for the nine months ended September 30, 2012 to $3,386,652 for the six months ended September 30, 2012. The decrease in cost of sales was attributed to lower cost of raw materials due to reduced petroleum product prices.

Gross profit

Gross profit increased approximately $144,755, or approximately 11.7%, from $1,235,928 for the nine months ended September 30, 2012 to $1,380,683 for the nine months ended September 30, 2013. This increase can be primarily attributed to the above described decrease in cost of sales combined with an increase in sales.

Net Income

As a result of the above factors, net income was $8,194 for the nine months ended September 30, 2013, as compared to net income of $132,012 for the nine months ended September 30, 2012. This decrease of $123,818, or approximately 94%, is attributed to an increase in Selling, General and Administrative expenses. The General and Administrative expenses increased primarily due to an increase in administrative and professional fees related to becoming a public company, an increase in stock-based compensation and an increase in salaries, travel and utilities.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At September 30, 2013, we had cash and cash equivalents of approximately $77,226 as compared to approximately $115,489 as of December 31, 2012, representing a decrease of $38,263. This decrease can be explained by net cash used from investing activities of $52,427, attributed to cash paid for a business acquisition; an increase of net cash provided by operating activities of $25,666; and cash used in financing activities of $11,502. At September 30, 2013, our working capital was approximately $1,184,391.

The cash flow from operating activities increased from net cash used of ($47,234) for the nine months ended September 30, 2012 to net cash provided of $25,666 for the nine months ended September 30, 2013. This increase of $72,900 is primarily attributed to increased collection of accounts receivable.

The cash flow from financing activities decreased from $0 for the nine months ended September 30, 2012 to net cash used of ($52,427) for the nine months ended September 30, 2013. This decrease was due to cash used to make a business acquisition of an existing o-ring distributor.

The cash flow from financing activities decreased from net cash provided of $52,449 for the nine months ended September 30, 2012 to net cash used of ($11,502) for the nine months ended September 30, 2013. This decrease is primarily attributed to a reduction of proceeds from the sale of common stock of $239,212 due to closing of the securities offering executed in the first quarter of 2012.

Bank Loans

As of period end, there were three outstanding loans with PNC bank.  We secured a $950,000 mortgage in 2009 to refinance the Cliffwood Beach property, which currently is owned by ADDR Properties and is under a pending contract of sale.  The instrument is an interest rate swap for 15 years at 5.5%.

Additionally, Sterling Seal & Supply uses a Line of Credit from PNC Bank.  The total line is for $900,000 and the term is 0.25% above the 1 month LIBOR rate.  The balance outstanding as of September 30, 2013 was $894,591.

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

As of September 30, 2013, the Company was in compliance with the provisions of the loan under a 60-day extension against default granted September 28, 2013.

In October 2013, the Company refinanced all of the PNC loans with a $1,200,000 mortgage at 4.25% per annum, and a $1,250,000 line of credit, both with a New York City private and commercial bank.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2012, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2013:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on the Current Report on Form 8-K filed with the SEC on September 26, 2013, the Company issued 200,000 shares of common stock in conjunction with our purchase of all the assets of Superior Seals and Service Inc. on September 16, 2013.

The Company issued the shares in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506(b) of Regulation D. The Company’s reliance on Section 4(2) of the Securities Act was based upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were only a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the stock took place directly between the offeree and the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation. (1)
3.2	Bylaws. (2)
10.1	Asset Purchase Agreement, dated September 16, 2013. (3)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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

(1)     Incorporated by reference to the registration statement filed with the SEC on August 10, 2012.

(2)     Incorporated by reference to the registration statement filed with the SEC on January 18, 2013.

(3)     Incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 26, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSOLIDATED CORP.

By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized Officer and Principal Executive
Officer)

Dated: November 19, 2013

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: November 19, 2013

