Form 10-K
period 2013-12-31
STERLING CONSOLIDATED Corp
filed 2014-04-15
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-183246

STERLING CONSOLIDATED CORP.

(Exact name of registrant as specified in its charter)

Nevada	45-1840913
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1105 Green Grove Road Neptune, New Jersey	07753
(Address of principal executive offices)	Zip Code)

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: N/A.

As of April 11, 2014, the registrant had 37,824,040 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Equity Exchange Agreement

On June 8, 2012, we executed an equity exchange agreement with Sterling Seal, ADDR, Q5 and Integrity. Under this exchange agreement, Sterling Consolidated Corp became the holding company and obtained 100% interest in each of the four consolidating entitles: Sterling Seal and Supply, Inc., ADDR Properties, LLC, Integrity Cargo Freight Corporation and Q5 Ventures, LLC. As consideration for the transfer of the equity interests of Sterling, ADDR, Q5 and Integrity, we agreed to issue a total of 33,817,040 shares of our common stock to the shareholders of Sterling, ADDR, Q5 and Integrity. Specifically, we issued shares as follows:

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

Sterling Seal & Supply, Inc.

Our largest subsidiary is Sterling Seal & Supply, Inc. (“Sterling Seal”), a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., which was incorporated in New Jersey and was founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

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

Sterling Seal sells directly to smaller distributors and original equipment manufacturers in need of seals. It offers a catalogue of standard sizes, and will take orders for special sizes not available in the standard catalogue. In order to satisfy the needs of our customers and stay competitive, Sterling Seal always maintains a wide variety of products in substantial quantities at its main warehouse in Neptune, New Jersey, as well as its other facilities in the United States. The products that we hold in inventory at our warehouse are standard products that are most often ordered. If a customer orders a product that is not in our inventory, we order the product from one of our suppliers in China.

We have approximately 3,300 customers that place orders with us for the delivery of O-ring or similar products. Our largest customer is a southeastern U.S. manufacturer/distributor of auotomotive/industrial products. Other automotive customers are Precision International, Fruedenberg and Sonnax Transmissions.  We stock a variety of rubber seals to service pool filter and pump manufacturers.  We also distribute our products to many resellers of replacement parts and pool stores.  Bay State Pool and Horizon Pool and Spa are two of our larger accounts in the pool industry.

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

After a purchase order is accepted and we do not have the ordered product in our inventory, we then contact one of our suppliers. All of our suppliers are located in China. In determining which suppliers to use, we look for suppliers that deliver quality products in a timely manner. We do not have any long term contracts with any of our suppliers. The following is the list of our 10 largest principal suppliers:

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

Asset Purchase

On September 16, 2013, Sterling Seal entered into and closed an asset purchase agreement (the “Asset Purchase Agreement”) with Superior Seals & Service, Inc., a North Carolina corporation (“Superior”) and its principal shareholders, Edward R. Tracy and Sue D. Tracy (collectively, the Principal Shareholders”), pursuant to which Sterling Seal agreed to purchase substantially all of Superior’s assets (the “Assets”).

Superior is a manufacturer and distributor of fluid sealing products.

Pursuant to the Asset Purchase Agreement, in consideration for the sale of Assets, Sterling Seal paid Superior Sixty-Two Thousand ($62,000) Dollars, Two Hundred Thousand (200,000) shares of the Company’s common stock, par value $0.001 per share (the “Stock Consideration”), and assumed certain liabilities associated with Superior.

As a condition to closing, Sterling Seal entered into an employment agreement (the “Employment Agreement”) with Edward R. Tracy (the “Employee”) to perform the duties of Vice President responsible for sales, servicing, purchasing and management and shall perform such other related duties and obligations as from time to time assigned to the Employee. The Employee shall be paid $48,000 per annum, payable in accordance with Sterling Seal’s ordinary payroll practices. Additionally, the Employee shall be eligible to receive performance bonuses as determined by Sterling Seal’s Board of Directors and receive a monthly automobile allowance. The Employment Agreement’s term commenced on September 15, 2013 and shall continue through September 15, 2018. The Employment Agreement contains a covenant not to compete which prohibits the Employee during his employment and five (5) years after termination from engaging in the business of manufacturing, marketing, selling or distributing fluid sealing products anywhere in the United States.

The Asset Purchase Agreement contains representations and warranties that each party thereto made to and solely for the benefit of each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the parties to the Asset Purchase Agreement and may be subject to important qualifications and limitations agreed by the parties in connection with negotiating the terms of the contract or contained in confidential disclosure schedules. Those disclosure schedules contain information that modifies, qualifies or creates exceptions to the representations and warranties set forth in the Asset Purchase Agreement. Moreover, some of those representations and warranties (a) may not be accurate or complete as of any specified date and are modified, qualified and created in important part by the underlying disclosure schedules, (b) may be subject to a contractual standard of materiality different from that generally applicable to stockholders, or (c) may have been used for the purpose of allocating risk between the parties to the Asset Purchase Agreement rather than establishing matters as facts. For the foregoing reasons, the representations and warranties should not be relied upon as statements of factual information.

The foregoing description of the Asset Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Asset Purchase Agreement, a copy of which is filed herewith as Exhibit 10.3, and is incorporated herein by reference.

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

Integrity also performs freight forwarding services for third party customers. Integrity currently has about twenty (20) customers for whom performs freight forwarding services. However, roughly fifty percent (50%) of its revenues derive from freight forwarding for Sterling Seal.

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

On April 29, 2013, ADDR sold a parcel of land (the “Land”) with the buildings, improvements, and structure thereon (“Improvements,” together with the Land, the “Premises”) to Old Bridge Realty Partner, LLC, or its nominee or assignee (the “Purchaser”) for a purchase price of Six Hundred and Fifty Thousand Dollars ($650,000) plus closing costs upon satisfaction of certain conditions (the “Transaction”). The Premises are located in the Township of Old Bridge, Middlesex County, New Jersey, commonly known as 160 Route 35 North, Cliffwood Beach, New Jersey 08857, and identified on the tax assessment map of said township as Lots 4 & 5 in Block 215.

The Purchaser is not affiliated with the Company or its advisors, and no material relationship exists between the Company and the Purchaser, except in connection with the Transaction.

On May 23, 2013, the Company issued a press release announcing the sale of the Premises.  A copy of the press release is filed as Exhibit 99.1 to this Annual Report on Form 10-K and is incorporated herein by reference. Within certain terms of the contract, however the Purchaser was unable to obtain the appropriate approvals and canceled the Transaction. ADDR is continuing to rent out the property.

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

In June 2012, Sterling Consolidated Corp. conducted a private placement selling an additional 100,333 shares to two (2) investors for a total investment of $30,100.

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

Employees

As of April 11, 2014, we have 23 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTCQB and OTCBB under the symbol “STCC”. The OTCQB and OTCBB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (“OTC”) equity securities. An OTCQB and OTCBB equity security generally is any equity that is not listed or traded on a national securities exchange.

No established public trading market exists for the Company’s common stock. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of the Company’s common stock.

Approximate Number of Equity Security Holders

As of April 11, 2014, there were approximately 65 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2013.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Results of Operations

Comparison of the year ended December 31, 2013 and 2012

Revenues

For the years ended December 31, 2013 and 2012 we generated revenues of $6,185,148 and $5,851,201, respectively. This represents an increase by approximately $333,947 or approximately 5.7%.

The increase in revenue was primarily attributed to improved sales and marketing efforts and the Company’s incremental sales from the acquisition made during the 3rd quarter of 2013.

Total Cost of Sales

For the years ended December 31, 2013 and 2012 our overall cost of sales was $4,042,333 and $3,943,348, respectively. This represents an increase of $98,985 or 2.5%.

The increase in cost of sales can be explained by the corresponding sales increases, offset by decreasing prices in rubber products throughout the industry.

Gross profit

For the years ended December 31, 2013 and 2012 our gross profit was $2,142,815 and $1,907,853, respectively. This represents an increase of $234,962, or 12.3%.

This increase can be explained by a corresponding increase in revenue and a lesser increase in cost of sales. Additionally, a decrease in overall prices for rubber products has contributed to this increase.

Operating Expenses

For the years ended December 31, 2013 and 2012 operating expenses were $2,177,706 and $1,846,976, respectively. This represents an increase of $330,730 or 17.9%.

This increase can be explained by increased salary and benefits attributed to higher headcount, one-time write-offs of bad debts, and professional fees related to being a public company.

Other Income and Expense

Other Income and Expense decreased $25,486 from a gain of $18,531 for the year ended December 31, 2012 to a loss of $7,135 for the year ended December 31, 2013 primarily due to decreased rental revenues in anticipation of selling the Cliffwood Beach property in 2013.

Net Loss

As a result of the above factors, our overall net loss was $97,794 for the year ended December 31, 2013, as compared to a net loss of $15,366 for the year ended December 31, 2012.

This increase can be explained by increased costs of being a public company and increased general and administrative expenses as described above.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2013, we had cash and cash equivalents of approximately $543,945 as compared to approximately $115,489 as of December 31, 2012, representing an increase of $428,456. This increase can be explained by increased debt financing in 2013, whereby the Company obtained additional commercial credit. At December 31, 2013 and 2012, our working capital was approximately $1,369,134 and $978,141, respectively.

The cash flows from operating activities decreased from net cash provided of $116,503for the year ended December 31, 2012 to net cash used of $45,751 for the year ended December 31, 2013. This decrease is primarily attributed to increased operating costs of being a public company and additional headcount related to the Company’s acquisition in the third quarter of 2013.

The cash flow from investing activities reflects an increase of capital spending from net cash used of $63,635 for the year ended December 31, 2012 to net cash used of $80,109 for the year ended December 31, 2013. This increase can be explained by the cash used for the acquisition made in the third quarter of 2013.

The cash flow from financing activities increased from net cash provided of $32,945 for the year ended December 31, 2012 to net cash provided of $554,316 for the year ended December 31, 2013. This increase is primarily attributed to increased commercial financing.

The Company intends to supplement its cash position with institutional financing via an equity credit facility in the second quarter of 2014.

In 2012, the Company made capital expenditures of $63,635 for a Company vehicle and an upgrade to the phone system and the security and fire system for the warehouse and headquarters. $46,115 of this was financed with a 5-year note payable and the remainder was purchased with cash or other assets.

The Company intends to use the equity markets via an equity credit facility, to obtain financing in the current fiscal year. Any world events or other economic occurrences that adversely affect the equity markets, may hinder our ability to raise the additional capital desired.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $1.25 million line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5 year term expiring in October of 2018.

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

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company is subject to the following concentration risk: one (1) customer accounted for 11% and 10.8% of accounts receivable in 2013, and 2012 respectively. This same customer accounted for 10.4% and 7.8% of sales for the periods ended December 31, 2013 and 2012, respectively.

The Company’s accounts receivable net of allowances were $801,861 and $802,151on December 31, 2013 and 2012, respectively. The Company’s allowance is approximately 2% of the sales per year plus amounts that are deemed uncollectible.

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

	2013	2012
Land, building & leasehold improvements	$2,342,747	$2,275,322
Machinery and equipment	785,367	820,143
Vehicles	197,943	197,943
Less: accumulated depreciation	731,060	609,109
Property and equipment, net	$2,594,997	$2,684,299

Depreciation expense included as a charge to income was $119,531 and $111,192 for the year ended December 31, 2013 and 2012, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $125,000 and $123,000 as of December 31 2013 and 2012, respectively.

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

The Company had total sales of $6,185,148 and $5,786,286 for the year ended December 31, 2013 and 2012, respectively. No one customer comprised more than 10% of sales for the years ended December 31, 2013 and 2012, respectively.

Expenses

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $388,204 and $248,348, for the years ended December 31, 2013 and December 31, 2012, respectively, is included in cost of goods on the Statements of Operations.

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

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expenses during the years ended December 31, 2013 and 2012.

Income Tax

Sterling and Integrity's S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling and Integrity's inception in 1997 and 2008, respectively, it neither was not subject to federal and state income taxes since they were operating under an S-Corporation election. As of January 1, 2012, both Sterling and Integrity became subject to corporate federal and state income taxes.  The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation taxes for the periods being reported on.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2011, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. Tax years 2010, 2011, 2012, and 2013 are subject to federal and state tax examination under the current statutes.

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

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed in Amendment Number 1 to Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2013 (the “8-K/A”), the Company accepted the resignation of Sam Kan & Company (“Sam Kan”) as Independent Registered Public Accountants on August 6, 2013. Sam Kan advised the Audit Committee that their firm will no longer be servicing public clients. On August 6, 2013, the Board of Directors of the Company accepted such resignation.

During the fiscal years ended December 31, 2011 and 2012 and through Sam Kan’s resignation on August 6, 2013, there were (1) no disagreements with Sam Kan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sam Kan, would have caused Sam Kan to make reference to the subject matter of the disagreements in connection with its reports, and (2) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K. The report of Sam Kan on the Company's financial statements for the years ended December 31, 2011 and 2012 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

On August 19, 2013, we furnished Sam Kan with a copy of the disclosure in the 8-K/A, providing Sam Kan with the opportunity to furnish the Company with a letter addressed to the SEC stating whether it agrees with the statements made by us in the 8-K/A in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of Sam Kan’s letter to the SEC is filed as Exhibit 16.1 to this Annual Report on Form 10-K and is hereby incorporated by reference.

Engagement of New Independent Registered Public Accounting Firm

Concurrent with the acceptance of Sam Kan’s Resignation as our independent registered public accounting firm, the Board of Directors of the Company appointed Sadler, Gibb & Associates, LLC (“Sadler”) as our independent registered public accounting firm.

During the years ended December 31, 2012 and 2011 and through the date hereof, neither the Company nor anyone acting on its behalf consulted Sadler with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company or oral advice was provided that Salder concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective.

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

Due to our small size, we were not able to immediately take any action to remediate these material weaknesses. In the second quarter of 2014, we have invested in a sophisticated cloud based inventory management and general ledger software that should improve our internal controls. The implementation is scheduled for the third quarter of 2014. We plan to address the control deficiencies in the near future. Notwithstanding the assessment that our Internal Controls over Financial Reporting was not effective and that there were material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 12, 2013. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	71	Chairman of the Board
Darren DeRosa	40	Chief Executive Officer
Scott Chichester	43	Chief Financial Officer

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

Within the last 5 years, Mr. Chichester CPA (Since 2001); Founder DirectPay USA LLC (Since 2006) (payroll company); CFO of Ong Corporation (2002-2008) (technology company)  Founder Madison Park Advisors LLC (since 2010) (advisory services). None of these companies are a parent, subsidiary or other affiliate of the registrant.

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 58 funds.  None of the funds in the fund complex are a parent, subsidiary or other affiliate of the registrant; Bayview Acquisition Corp (2010-August 13, 2012).

Identification of Certain Significant Employees

Fred Zink, President of Sterling Seal and Supply, Inc.,

Fred Zink, 65, has served as President of Sterling Seal and Supply, Inc. since 2008.  All of the divisional Vice Presidents report directly to Mr. Zink.  He is also responsible for all activities related to human resources, accounting and productivity.  Mr. Zink also manages the sales and support staff for Sterling Seal for the southeast region.  Mr. Zink graduated from Mount Wachusett Community College in 1969 with an associate’s degree in Business Administration.

Mr. Zink has worked for Sterling Seal and no other employers for the past five. Additionally, he has never held any other directorships.

Family Relationship

The Company’s Chairman, Angelo DeRosa, is the father of the Company’s Chief Executive Officer, Darren DeRosa.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)
Darren DeRosa, Chief Executive Officer	2013	$141,774	0	0	0	0	0	0		$141,774
	2012	$106,000	0	0	0	0	0	0		$106,000.00
Scott Chichester, Chief Financial Officer	2013	$0	0	0	0	0	0	0		$0
	2012	$0	0	0	0	0	0	7,865	(1)	$7,865

(1)	Compensation for tax preparation services in connection with Company’s tax filings.

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the years ended December 31, 2013 and 2012.

Compensation of Directors

The following table provides information for 2013 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2013. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa, Chairman of the Board	2013	$0	0	0	$0
	2012	$10,000			$10,000

Employment Agreements

Currently, we do not have any employment agreement in place with any of our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 11, 2014, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000	(5)	43.78%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000	(6)	43.78%

Scott R. Chichester (4) 676a 9th Ave. Ste 239 New York, NY 10036	1,027,000		2.72%

All Executive Officers and Directors as a group (3 persons)	34,290,000		90.66%

(1)	Based on 37,824,040 shares of common stock outstanding as of April 11, 2014.
(2)	Angelo DeRosa is the Chairman of the Board of the Company.
(3)	Darren DeRosa is the Chief Executive Officer of the Company.
(4)	Scott Chichester is the Chief Financial Officer of the Company.
(5)	Includes 16,290,000 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.
(6)	Includes 16,290,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

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

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of 3%. For the year ended December 31, 2012, the Company accrued $48,790 and paid $88,839 on the related party note, leaving an ending balance on the note of $1,677,103. For the year ended December 31, 2013, the Company accrued $51,012 and borrowed additional funds, net of repayments of $15,347 on the related party note, leaving an ending balance on the note of $1,712,768.

In December of 2011, Angelo DeRosa, Chairman, committed to contribute to ADDR, land and a building with an adjusted cost basis of $672,715. Title to this property was formally transferred to ADDR on November 13, 2012.

In 2012, the CFO, Scott R. Chichester, was paid $7,865 for tax preparation of the Company’s 2011 tax returns.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;

•	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

•	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Mr. Angelo DeRosa is not considered independent because he is the father of the Company’s Chief Executive Officer, Darren DeRosa.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed approximately $45,000 and $29,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $45,000, and $29,000 in fees billed for audit related services for the years ended December 31, 2013 and 2012, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2013 and 2012, we were billed $13,750 and $7,865, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2013 and 2012.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-of this report.

Report of Independent Registered Public Accounting Firm —
Consolidated Balance Sheets
Consolidated Statements of Income and Comprehensive Income
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (2)
10.1	Equity Exchange Agreement (1)
10.2	Lease agreement with the Children’s Center of Monmouth (2)
10.3	Asset Purchase Agreement, dated September 16, 2013 (5)
16.1	Letter from Sam Kan & Company, dated August 20, 2013 (4)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release Dated May 23, 2013 , “Sterling Consolidated Announces Sale of Non-Strategic Cliffwood Beach, NJ Property” (3)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on August 10, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on January 18, 2013.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2013.
(4)	Incorporated by reference to Amendment No. 1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2013.
(5)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2013.

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

Signature	Title	Date

/s/Darren DeRosa	Chief Executive Officer	April 15, 2014
Darren DeRosa	(Principal Executive Officer)

/s/Scott Chichester	Chief Financial Officer	April 15, 2014
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	April 15, 2014
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sterling Consolidated Corp.

We have audited the accompanying consolidated balance sheet of Sterling Consolidated Corp. (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Consolidated Corp. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler Gibb, LLC

Salt Lake City, UT

April 15, 2014

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
		(Restated)
ASSETS

Current assets
Cash and cash equivalents	$543,945	$115,489
Account receivable, net of allowance	801,861	802,151
Inventory, net of reserve	2,726,016	2,191,663
Notes receivable and other current assets	41,376	40,676
Total current assets	4,113,198	3,149,979

Property and equipment, net	2,594,997	2,684,299
Goodwill	970	-
Deferred tax asset	105,695	38,156

Total assets	$6,814,860	$5,872,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,369,458	$1,060,496
Notes payable (current portion)	36,294	130,905
Notes payable related party (current portion)	50,083	62,151
Bank line of credit	1,200,605	839,591
Interest rate swap contract	-	1,724
Other liabilities	87,624	76,971
Total current liabilities	2,744,064	2,171,838

Long-term liabilities
Notes payable	1,196,010	900,761
Notes payable (related party)	1,662,685	1,614,952
Total long-term liabilities	2,858,695	2,515,713

Total liabilities	5,602,759	4,687,551

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 37,824,040 and 37,074,040 shares issued and outstanding as of December 31, 2013 and 2012, respectively	37,824	37,074
Additional paid-in capital	1,309,417	1,175,079
Accumulated other comprehensive loss	(11,800)	(1,724)
Accumulated deficit	(123,340)	(25,546)
Total stockholders' equity	1,212,101	1,184,883

Total liabilities and stockholders' equity	$6,814,860	$5,872,434

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012
		(Restated)
Revenues
O-rings and rubber product sales	$6,045,446	$5,759,001
Freight services	139,702	92,200
Total revenues	6,185,148	5,851,201

Cost of sales
Cost of goods	3,826,572	3,765,588
Cost of services	215,761	177,760
Total cost of sales	4,042,333	3,943,348

Gross profit	2,142,815	1,907,853

Operating expenses
Sales and marketing	212,661	217,138
General and administrative	1,965,045	1,629,838
Total operating expenses	2,177,706	1,846,976

Loss from operations	(34,891)	60,877

Other income and expense
Other income (expense)	(7,135)	18,351
Interest expense	(123,307)	(112,112)
Total other income and (expense)	(130,442)	(93,761)

Loss before provision for income taxes	(165,333)	(32,884)

Provision for income taxes	(67,539)	(17,518)

Net loss	(97,794)	(15,366)

Other comprehensive income/(loss)
Unrealized gain/(loss) on interest rate swap contract	(10,076)	47,112
Comprehensive income/(loss)	$(107,870)	$31,746

Net income/(Loss) per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	37,284,725	36,789,408

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
				Additional	Other
	Common Stock		Subscriptions	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Receivable	Capital	Loss	Deficit	Total

Balance, December 31, 2011 (restated)	36,000,000	$36,000	$(672,715)	$853,941	$(48,836)	$(10,180)	$158,210

Common stock issued for cash	914,040	914	-	273,298	-	-	274,212

Common stock issued for services	160,000	160	-	47,840	-	-	48,000

Receipt of subscribed property	-	-	672,715	-	-	-	672,715

Other comprehensive loss	-	-	-	-	47,112	-	47,112

Net loss for the year ended December 31, 2012	-	-	-	-	-	(15,366)	(15,366)

Balance, December 31, 2012 (restated)	37,074,040	37,074	-	1,175,079	(1,724)	(25,546)	1,184,883
							-
Common stock issued for cash	425,000	425	-	60,225	-	-	60,650

Common stock issued for services	125,000	125	-	28,313	-	-	28,438

Common stock issued for acquisition	200,000	200	-	45,800	-	-	46,000

Other comprehensive loss	-	-	-	-	(10,076)	-	(10,076)

Net loss for the year ended December 31, 2013	-	-	-	-	-	(97,794)	(97,794)

Balance, December 31, 2013	37,824,040	$37,824	$-	$1,309,417	$(11,800)	$(123,340)	$1,212,101

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012
		(Restated)
Cash flows from operating activities
Net loss	$(97,794)	$(15,366)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	119,531	111,192
Stock issued for services	28,438	48,000
Change in allowance for doubtful accounts	5,632	(75,316)
Loss on disposal of assets	-	7,151
Gain on retirement of note payable	-	(11,638)
Changes in operating assets and liabilities:
Account receivable	50,820	277,260
Inventory	(442,516)	(149,988)
Other assets	(64,384)	(47,313)
Accounts payable and accrued interest payable	343,869	(51,054)
Other liabilities	10,653	23,575
Net cash provided by (used in) operating activities	(45,751)	116,503

Cash flows from investing activities
Purchase of fixed assets	(27,682)	(63,635)
Cash used for acquisition of subsidiary	(52,427)	-
Net cash used in investing activities	(80,109)	(63,635)

Cash flows from financing activities
Net borrowings/(paydown) on bank line of credit	334,873	(27,277)
Net borrowings/(payments) on notes payable	174,140	(125,151)
Net loan (paid)- related party	(15,347)	(88,839)
Proceeds from sale of common stock	60,650	274,212
Net cash provided by by financing activities	554,316	32,945

Net change in cash and cash equivalent	428,456	85,813
Cash and cash equivalent at the beginning of period	115,489	29,676

Cash and cash equivalent at the end of period	$543,945	$115,489

Supplemental disclosures of cash flow information:
Cash paid for interest	$110,819	$112,112
Cash paid for taxes	$750	$2,485

Supplemental non-cash investing and financing activities:
Contribution of property	$-	$672,715
Common stock issued for acquisition	$46,000	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On June 8, 2012, in expectation of going public, a share exchange was effected in which Sterling Consolidated Corp., delivered 30,697,040 shares to shareholders of Sterling Seal and Supply, Inc. (“Sterling Seal”); 1,500,000 shares to the shareholders of Integrity Cargo Freight Corporation (“Integrity”); 540,000 shares to the members of Q5 Ventures, LLC (“Q5”) and 1,080,000 shares to the members of ADDR Properties, Inc. (“ADDR”). The existing shareholders of Sterling Consolidated Corp (“Sterling Consolidated” or “the Company”) retained 2,880,000 shares resulting in a total of 36,697,040 shares outstanding post-share exchange. The resultant structure is such that Sterling Consolidated is effectively a holding corporation with 100 percent ownership of Sterling Seal and Supply, Inc., Integrity, Q5 and ADDR. The consolidated financial statements presented herein are presented as if the share exchange had occurred at the beginning of the periods presented (January 1, 2011).

Organization, Nature of Business, Stock Split, and Principles of Consolidation

Sterling Seal and Supply, Inc.

Sterling Seal and Supply, Inc. (“Sterling Seal”) is a New Jersey corporation founded in 1997 which distributes O-rings and other rubber products worldwide. Since 1980, Sterling and its predecessor, Sterling Plastic and Rubber Products, Inc. (founded in 1969), has been importing products from China for distribution. Sterling Seal focuses on quality and service by initially proving itself as a 2nd or 3rd source vendor.

Integrity Cargo Freight Corporation

On January 4, 2008, the principals of Sterling Seal founded Integrity Cargo Freight Corporation (“Integrity”) as a New Jersey Corporation. Integrity is a cargo and freight company that currently manages the importing of Sterling’s products from Asia and export to various other countries. In addition to providing freight forwarding services for the Company, Integrity has third-party customers. Integrity targets the Company’s customer base market but is able to acquire additional customers through the use of agents. Freight forwarding revenues and expenses are included in the operating income on the consolidated statement of operations presented herein.

ADDR Properties, LLC

ADDR Properties, LLC (“ADDR”) is a New Jersey limited liability company (“LLC”) formed on September 17, 2010 as a real estate holding company. ADDR owns a 28,000 square foot warehouse facility in Neptune, NJ and is occupied 90% by Sterling Seal to conduct its operations and 10% by the Children’s Center of Monmouth. The current lease agreement with the Children’s Center is for three (3) years.

The second property managed through ADDR is an investment property in Cliffwood Beach, NJ and was previously occupied by Sterling before moving to its current location when the Company’s operations outgrew the facility’s capacity. Four tenants currently occupy 65% of the available square footage. The remaining 35% is unoccupied office space and currently marketed as individual office suites. Subsequent to the period end, the remaining 35% of the office space has been leased out to new tenants. Rental revenues and expenses are included in other income on the consolidated statements of operations presented herein.

Q5 Ventures, LLC

Q5 Ventures, LLC is a Florida LLC formed on September 6, 2006. The LLC owns the commercial building in Florida from which the Florida division of Sterling operates. The 5,000 square foot facility was designed and built for the Company’s operations in 2008.

Stock Split

On February 1, 2012, the Company enacted a 150,000-for-1 forward stock split converting its 200 shares of common stock outstanding to 30 million common shares.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Principles of Consolidation

These consolidated financial statements include the accounts of Sterling Consolidated Corp and its four wholly-owned subsidiaries. The subsidiaries were acquired by Sterling Consolidated Corp through a share exchange agreement effected on June 8, 2012. The consolidated financial statements presented herein, are presented as if the business combination via share exchange and the stock split in Sterling Seal and Supply, Inc. were effective at the beginning of the periods being reported on. ADDR, Integrity, Q5 and Sterling Seal were under the control of Angelo DeRosa and/or Darren DeRosa for the periods being reported on. All significant intercompany transactions have been eliminated. Hereafter the consolidated accounts of Sterling Consolidated Corp and its subsidiaries are referred to as “the Company”.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $128,162 and $122,530 as of December 31, 2013 and 2012, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $125,000 and $123,000 as of December 31, 2013 and 2012, respectively.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Goodwill

We test goodwill balances as of July 1 for impairment on an annual basis during the third quarter, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow methodology. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. At December 31, 2013, goodwill consisted of a $970 excess of purchase price over net assets acquired in the asset acquisition from Superior Seal and no impairment of goodwill was recorded by the Company.

Long-Lived Assets

We periodically review the carrying amount of our long-lived assets for impairment. An asset is considered impaired when estimated future cash flows are less than the carrying amount of the asset. In the event the carrying amount of such asset is not considered recoverable, the asset is adjusted to its fair value. Fair value is generally determined based on discounted future cash flow. There were no impairments of long-lived assets during the years ended December 31, 2013 and 2012.

Property and Equipment

Property and equipment are carried at historical cost of construction or purchase. Expenditures for maintenance and repairs are charged to operations as incurred. Renewals and betterments that materially extend the life of the assets are capitalized. Leasehold improvements are amortized over the lesser of the base term of the lease or estimated life of the leasehold improvements.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period. The Company allocates 50% of its depreciation and amortization expenses to cost of sales.

Depreciation is computed for consolidated financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Building & Leasehold Improvements	10 - 40 years
Machinery and Equipment	5 - 10 years
Furniture and Fixtures	5 - 10 years
Vehicles	10 years
Software	3 years

As of December 31, 2013 and 2012 the Company’s property and equipment consisted of the following:

	2013	2012
Land, building & leasehold improvements	$2,342,747	$2,275,322
Machinery and equipment	785,367	820,143
Vehicles	197,943	197,943
Less: accumulated depreciation	731,060	609,109
Property and equipment, net	$2,594,997	$2,684,299

Depreciation expense included as a charge to income was $119,531 and $111,192 for the year ended December 31, 2013 and 2012, respectively.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $388,204 and $248,348, for the years ended December 31, 2013 and 2012, respectively, is included in cost of goods on the Statements of Operations.

Costs of services include direct costs for freight services and rental activities. The direct costs include agent fees, trucking, air and ocean freight and customs fees for the freight services and repairs and maintenance and property taxes for the rental activities. Additionally, cost of services includes direct labor for freight services.

Income Taxes

Sterling Seal and Integrity's S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling Seal and Integrity's inception in 1997 and 2008, respectively, the Companies were not subject to federal and state income taxes as they were operating under an S-Corporation election. As of January 1, 2012, the both Sterling and Integrity became subject to corporate federal and state income taxes.  The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation federal and state income taxes for the periods presented.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2013 and 2012, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has no federal or state tax examinations nor has it had any federal or state examinations since its inception. Tax years 2010, 2011, and 2012 are subject to federal and state tax examination under the current statutes.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

Segment Reporting

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

The Company’s adoption of FASB ASC Topic 825, effectively at the beginning of the second quarter in FY 2010, did not have a material impact on the company’s consolidated financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no material financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods other than the interest rate swap contract described below. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Interest Rate Swap Contract

The Company used an interest rate swap contract to manage risks related to interest rate movements up until October 8, 2013 when the mortgage was refinanced. The Company recognizes its interest rate swap contract as a derivative, which is recognized on the balance sheet at fair value at the end of each period. The interest rate swap contract is designated as and has met all of the criteria for a cash flow hedge. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Changes in the fair value of the derivative are recorded in accumulated other comprehensive loss. The total unrealized gain or (loss) recorded in accumulated other comprehensive gain or loss amounted to ($10,076) and $47,112 at December 31, 2013 and 2012, respectively.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2013	Interest rate swap	$-	$-	$-	$-
2012	Interest rate swap	$-	$(1,724)	$-	$(1,724)

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2013 and 2012 one (1) customer represented 11% and 10.8% of accounts receivable, respectively. This same customer accounted for 10.4% and 7.8% of sales for the years ended December 31, 2013 and December 31, 2012, respectively.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the period end stock price is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2013 and 2012, there were no outstanding common stock equivalents, thus fully diluted earnings per share and basic earnings per share were the same figure.

The following is a reconciliation of basic and diluted earnings per share for 2013 and 2012:

	Year Ended December 31,
	2013	2012
Numerator:
Net loss available to common shareholders	$(97,794)	$(15,366)
Denominator:
Weighted average shares – basic	37,284,725	36,789,408
Net loss per share – basic and diluted	$(0.00)	$(0.00)

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

NOTE 2 – ASSET PURCHASE

On September 16, 2013, the Company, through its wholly-owned subsidiary, Sterling Seal, entered into an asset purchase agreement with Superior Seals & Service, Inc., a North Carolina corporation (“Superior”) and its principal shareholders, Edward R. Tracy and Sue D. Tracy, pursuant to which Sterling Seal agreed to purchase substantially all of Superior’s assets. Superior is a manufacturer and distributor of fluid sealing products.

Pursuant to the asset purchase agreement, the purchase price of the assets consisted of a one-time payment of $62,000 in cash, plus the issuance of 200,000 shares of the Company’s $0.001 par value common stock, and the assumption of $57,642 of the existing liabilities of Superior.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$62,000
Value of common stock issued	46,000
Liabilities assumed	57,642
Total purchase price	$165,642

Consideration received:
Cash	$9,573
Accounts receivable	56,162
Inventories	91,837
Other current assets	1,100
Property and equipment	6,000
Intangibles
Goodwill	970
Total assets acquired	$165,642

NOTE 3 – NOTES RECEIVABLE

In 2013, a loan was made to a non-officer employee in the amount of $3,000. In 2012, the Company recorded two (2) loans to non-officer employees in the net amount of $28,201 and $3,000. The loan for $28,201 bears interest at 5% over 3 years. The other notes have no specific repayment terms and the borrowers may repay these notes at any time, in whole or in part, without penalty or additional interest. The aggregate balance as of December 31, 2013 and December 31, 2012 was $40,176 and $40,601, respectively.

NOTE 4 – LINES OF CREDIT

During 2012 and through October 8, 2013 the Company had a line of credit from PNC Bank in the amount of $900,000 which bore interest at London Interbank Offered Rate (“LIBOR”) plus 3.75%. The line was renewed in September 2012 at the rate of LIBOR plus 3.00% for a term of one (1) year expiring September 30, 2013. As of December 31, 2013 and December 31, 2012 the Company had drawn down $-0- and $839,591, respectively, on the PNC line and was not in violation of any of its financial covenants. In May of 2012, the Company went into default on the Line, but obtained a waiver until the line was renewed in September of 2012. The PNC line of credit was secured by the assets of the Company and guaranteed by the CEO and Chairman of the Company. The bank required that the company subordinate $1,200,000 of the loan outstanding to the Chairman, Angelo DeRosa until September 30, 2013. For the year ended December 31, 2012, the Company had accrued and paid $21,710 of interest on the line of credit until it was retired on October 8, 2012.

On October 8, 2013, the Company obtained a new line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2013 the published prime rate was 3.25%. As of December 31, 2013, the Company had drawn down $1,200,605, on the bank line of credit of combined principal and accrued interest and was not in violation of any of its financial covenants.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 – LONG-TERM DEBT

At December 31 long-term debt consists of the following:

	December 31, 2013	December 31, 2012
Mortgage payable, due in monthly installments of principal and interest through October 8, 2018. Interest is charged variably at 2.25% above the LIBOR rate. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO.	$1,195,432	$-

Mortgage payable, due in monthly installments of principal and interest through April 22, 2014. Interest is charged at 5.5% per annum. The loan is secured by the assets of the Company and personal guarantee of the officers of the Company. An interest rate swap agreement is used to hedge interest rate risk (see Note 1).	-	784,288

Equipment note payable maturing on September 28, 2015. Interest is charged at 3.9% and is secured by the assets of the Company and guaranteed by the officers of the Company.	-	201,960

Vehicle loan secured by the vehicle maturing on November 21, 2017. Interest is charged at 3.9% per annum.	36,870	45,418

Less current portion of long-term debt	(36,294)	(130,905)
Long-term debt	$1,196,010	$900,761

Future minimum principal payments due in each of the years subsequent to December 31, 2013 are as follows:

Years Ending December 31	Future Minimum Principal Payments

2014	$36,294
2015	36,647
2016	37,013
2017	36,546
2018	1,085,804
Total	$1,232,304

For the year ended December 31, 2013 and 2012, the Company accrued $48,084 and $35,280 in interest expense on long-term debt.

NOTE 6 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company leased its office and warehouse space in Indiana under a non-cancelable agreement which expired September 30, 2013. The Company's North Carolina facility is currently under a month-to-month lease and has no future commitments.

There are no future minimum lease payments in the years subsequent to December 31, 2013.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2013 and 2012, $-0- and $-0- was owed under the defined contribution retirement plan, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2013 and 2012 the Company had 37,824,040 and 37,074,040 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine.  Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders.  There is no cumulative voting of the election of directors then standing for election.  The common stock is not entitled to preemptive rights and is not subject to conversion or redemption.  Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

In 2012, the Company sold 914,040 shares of common stock at $0.30 per share for cash proceeds of $274,212 under several private placements. Additionally, 160,000 shares were issued as part of an investment banking agreement representing $48,000 of compensation for services which was charged to operations.

In 2012, the Chairman, Angelo DeRosa, contributed capital property (the Cliffwood Beach building) with a cost basis of $672,715 to the Company as part of the going public process.

In 2013, the Company issued 425,000 shares of common stock at $0.14 per share for cash proceeds of $60,651 under its Equity Credit Facility. Additionally, in connection with the Equity Credit Facility, 125,000 shares were issued as compensation for services of $28,438 which was charged to operations.

The Company issued 200,000 shares of stock valued at $46,000 as part of the business acquisition made in the third quarter of 2013.

NOTE 9 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2013	2012

Current Assets and Liabilities:
Provision for doubtful accounts	$52,354	$57,500
Federal Net Operating Loss Deduction	73,722	18,849
Total	126,076	76,349
Valuation Allowance	-	-
Current Deferred Tax Asset, net	126,076	76,349

Noncurrent Assets and Liabilities:
Depreciation	(20,381)	(38,193)
Total	(20,381)	(38,193)
Valuation Allowance	-	-
Noncurrent Deferred Tax Liability, net	$(20,381)	$(38,193)

Total Deferred Tax - Asset, net	$105,695	$38,156

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2013	2012
Deferred tax benefit	$(12,666)	$(18,849)
Current provision	(54,873)	1,331
Total Provision for Income Taxes	$(67,539)	$(17,518)

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2013.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2013		2012
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$(57,867)	35.00%	$(15,008)	35.00%
State tax, net of Federal effect	(9,672)	5.85%	(2,510)	5.85%
Total permanent differences	-	0.00%	-	0.00%
beginning deferred taxes	-	0.00%	-	0.00%
NOL deduction	-	0.00%	-	0.00%
Total tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$(67,539)	40.85%	$(17,518)	40.85%

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

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 11 – RELATED PARTY TRANSACTIONS

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of 3%. For the year ended December 31, 2012, the Company accrued $48,790 and paid $88,839 on the related party note, leaving an ending balance on the note of $1,677,103. For the year ended December 31, 2013, the Company accrued $51,012 and borrowed additional funds, net of repayments of $15,347 on the related party note, leaving an ending balance on the note of $1,712,768.

NOTE 12 – SUBSEQUENT EVENTS

On January 9, 2014, the Company sold 246,000 shares of common stock through its equity credit facility at $0.11 per share for cash proceeds of $26,800.

On April 1, 2014, the Company sold 180,000 shares of common stock to a non-officer employee at $0.075 per share for cash proceeds of $13,500.

On April 1, 2014, the Company acquired 100% of the stock of RG Sales, Inc., a Pittsburgh area distributor of o-rings. The purchase price was $400,000 and called for $250,000 down which was paid at closing. The remaining balance of $150,000 will be paid via a seller- financed note with a duration of 18 months.

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the 2012 financial statements as originally presented in its 10K filed on April 16, 2013. The changes and explanation of such are as follows:

As of December 31, 2012:

	Originally Reported	Restatement Adjustment		As Restated
Balance sheet:
Accounts receivable, net of allowance	$871,132	$(68,981)	(a)	$802,151
Inventory	2,307,413	(115,750)	(c)	2,191,663
Deferred tax asset	7,776	30,380	(b)	38,156
Accounts payable and accrued expenses	1,139,681	(79,185)	(e)	1,060,496
Retained earnings (accumulated deficit)	$49,620	$(75,166)	(f)	$(25,546)

For the Year Ended December 31, 2012:

	Originally Reported	Restatement Adjustment		As Restated
Statements of operations:
Revenues	$5,859,637	$(100,636)	(g)	$5,759,001
Cost of goods sold	3,833,272	110,076	(c)	3,943,348
Gross profit	1,704,259	203,594)	(g)	1,907,853
General and administrative	1,347,856	281,982)	(a)	1,629,838
Operating expenses	1,522,594	324,382	(h)	1,846,976
Other income (expense)	31,544	(13,193)	(g)	18,351
Net income (loss)	$59,800	$(75,166)	(f)	$(15,366)

Notes:

(a)	Reflects restatement due to adjustment to accounts receivable based on substantive testing performed in re-audit of 2012 financial statements of $18,230 and elimination of intercompany receivables of $50,751.
(b)	Reflects tax effect of all 2012 restatements.
(c)	Reflects restatement due to adjustment to inventory based on an increase of the reserve to approximately 6% and substantive purchase price testing performed during the re-audit of 2012 financial statements.
(d)	Reflects restatement from original presentation to reflect equity effects related to noted balance sheet and statement of operations restatements.
(e)	Reflects tax effect from other adjustments of ($28,434) and elimination of intercompany payables of $50,751.
(f)	Reflects effects of restatement adjustments that affected 2012 net income.
(g)	Reflects cumulative effect of restatements on items of revenue and cost of goods sold as well as a representation of rental income in the other income section.

(h)	Represents effect of above changes to statements of operations.

