Form 10-Q
period 2014-03-31
STERLING CONSOLIDATED Corp
filed 2014-05-20
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

As of May 20, 2014, there were 39,990,040 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$317,450	$543,945
Account receivable, net of allowance	1,094,228	801,861
Inventory, net of reserve	2,408,782	2,726,017
Notes receivable and other current assets	42,211	41,376

Total current assets	3,862,671	4,113,199

Property and equipment, net	2,651,331	2,594,997
Goodwill	968	970
Deferred tax asset	48,453	105,695

Total assets	$6,563,423	$6,814,860

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,002,606	$1,369,458
Notes payable	36,352	36,294
Notes payable related party	51,012	50,083
Bank line of credit	1,233,772	1,200,605
Other liabilities	93,354	87,624
Total current liabilities	2,417,096	2,744,064

Other liabilities
Notes payable	1,186,911	1,196,010
Notes payable (related party)	1,664,653	1,662,685
Total other liabilities	2,851,564	2,858,695

Total liabilities	5,268,660	5,602,759

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 38,070,040 and 37,824,040 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	38,070	37,824
Additional paid-in capital	1,305,971	1,309,417
Accumulated other comprehensive loss	(11,800)	(11,800)
Retained earnings	(37,478)	(123,340)
Total stockholders' equity	1,294,763	1,212,101

Total liabilities and stockholders' equity	$6,563,423	$6,814,860

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended March 31,

	2014	2013

Revenues
O-rings and rubber product sales	$1,712,834	$1,627,886
Freight services	26,315	22,214
Total revenues	$1,739,149	$1,650,100

Cost of sales
Cost of goods	1,077,980	1,006,249
Cost of services	56,326	60,483
Total cost of sales	1,134,306	1,066,732

Gross profit	604,843	583,368

Operating expenses
Sales and marketing	51,535	54,420
General and administrative	395,900	361,038
Total operating expenses	447,435	415,458

Operating income	157,408	167,910

Other income and expense
Other income	20,663	17,348
Interest expense	(34,967)	(29,380)
Total other expense	(14,304)	(12,032)

Income before provision for income taxes	143,104	155,878

Provision for income taxes	57,242	44,956

Net income	85,862	110,922

Other comprehensive income
Unrealized gain/(loss) on interest rate swap contract	-	(17,606)
Comprehensive income	$85,862	$93,316

Net income per share of common stock:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	37,824,229	37,074,040

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	2014	2013
Cash flows from operating activities
Net Income	$85,862	$110,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,106	29,356
Accrued interest	12,846	12,500
Changes in operating assets and liabilities:
Accounts receivable	(292,367)	(41,530)
Inventory	317,234	(25,618)
Deferred tax asset	57,242	-
Other assets	(833)	-
Accounts payable and accrued expenses	(366,852)	(242,331)
Other liabilities	5,730	148,428
Net cash used in operating activities	(154,032)	(8,273)

Cash flows from investing activities
Purchase of fixed assets	(83,440)	-

Net cash used in investing activities	(83,440)	-

Cash flows from financing activities
Net proceeds from bank line of credit	33,167	-
Payments on notes payable	(9,041)	(38,402)
Net loan (paid)/received - related party	(9,949)	5,327
Net cost of common stock after issuance costs	(3,200)	-
Advances to employees	-	400
Net cash provided by (used) by financing activities	10,977	(32,675)

Net change in cash and cash equivalent	(226,495)	(40,948)

Cash and cash equivalent at the beginning of period	543,945	115,489

Cash and cash equivalent at the end of period	$317,450	$74,541

Supplemental disclosures of cash flow Information:
Cash paid for interest	$22,125	$16,883
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and March 31, 2013 are not necessarily indicative of the operating results for the full years.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2013.

There have been no changes in the Company's significant accounting policies for the periods ended March 31, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

MARCH 31, 2014

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three month periods ended March 31, 2014 and 2013, respectively.

Reclassification of Financial Statement Accounts

Certain amounts in the December 31, 2014 consolidated financial statements have been reclassified to conform to the presentation in the March 31, 2014 consolidated financial statements.

NOTE 4- STOCK ISSUANCE

On January 22, 2014, the Company sold 246,000 shares of stock at $0.1089/share through its Equity Credit Facility for total proceeds of $26,800. The Company incurred $30,000 of stock issuance costs related to this sale of stock.

NOTE 5 – SUBSEQUENT EVENTS

On April 1, 2014, the Company acquired RG Sales Inc., a Pennsylvania distributor of o-rings and rubber products. The transaction was valued at $400,000 with earn-out incentives for sales targets and was structured as a stock purchase.

In the second fiscal quarter of 2014, the Company sold 1,920,000 shares of stock at an average price of $0.0852/share for total proceeds of $167,040. The Company incurred $36,000 of stock issuance costs related to this sale of stock.

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

Our largest subsidiary is Sterling Seal& Supply, Inc. (“Sterling Seal”), a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., incorporated in New Jersey and was founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

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

Since going public on February 7, 2013, the Company has acquired Superior Sales Inc., a North Carolina o-ring custom manufacturer and distributor as well as RG Sales Inc., a Pennsylvania distributor of o-rings and rubber products. The Company continues to review acquisition targets as its primary means of expansion.

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

Results of Operations

Comparison for the three months ended March 31, 2014 and 2013

Net Revenue

Net revenue increased by approximately $89,049 or approximately 5.4%, from $1,650,100 for the three months ended March 31, 2013 to $1,739,149 for the three months ended March 31, 2014. This increase is due primarily to incremental sales from the Company's September 2013 acquisition of North Carolina-based Superior Seals Inc.

Total Cost of Sales

Cost of sales increased by $67,574 or approximately 6.3%, from $1,066,732 for the three months ended March 31, 2014 to $1,134,306 for the three months ended March 31, 2013. The increase is commensurate to the increase in sales.

Gross profit

Gross profit increased approximately $21,475, or approximately 3.7%, from $583,368 for the three months ended March 31, 2013 to $604,843 for the three months ended March 31, 2014. This increase can be attributed to the above described increase in sales.

Net Income

As a result of the above factors, net income was $85,862 for the three months ended March 31, 2014, as compared to net income of $110,922 for the three months ended March 31, 2013. This decrease of $25,060 or approximately 22.6% is attributed to the above described increase in gross profit mitigated by a slightly higher General and Administrative expenses due to increased headcount and a higher tax provision.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At March 31, 2014, we had cash and cash equivalents of approximately $317,450 as compared to approximately $543,945 as of December 31, 2013, representing a decrease of $226,495. This decrease can be explained by net cash used in operating activities of $154,032 primarily attributed to paydown of accounts payable,; net cash used in investing activities of $83,440 due to investment in a leasehold improvement; and net cash provided from financing activities of $10,977, primarily attributed to drawdown on the line of credit of $33,167. At March 31, 2014, our working capital was approximately $1,445,575.

The cash flow from operating activities decreased from net cash used of $8,273 for the quarter ended March 31, 2013 to 154,032 for the quarter ended March 31, 2014. This decrease of $145,759 is primarily attributed to a significant paydown of accounts payable of $366,852 offset by an increase of accounts receivable of $366,852.

The cash flow from financing activities increased from net cash used of $32,675 for the quarter ended March 31, 2013 to net cash provided of $10,977 for the quarter ended March 31, 2014. This increase is primarily attributed to the drawdown on a line of credit in the amount of $33,167.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $1.25 million line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5 year term expiring in October of 2018. As of May 20, 2014, the Company is in technical violation of one of its bank covenants due to a reported 2013 fiscal loss. The Company is currently reviewing ways to remedy the broken covenant.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. At December 31, 2013, management considered that the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation. (1)

3.2	Bylaws. (2)

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

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
Darren DeRosa,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2014

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 20, 2014

