Form 10-Q
period 2014-06-30
STERLING CONSOLIDATED Corp
filed 2014-08-15
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

As of August 14, 2014, there were 40,395,040 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$97,256	$543,945
Account receivable, net	1,187,662	801,861
Inventory, net of reserve	2,650,955	2,726,016
Notes receivable and other current assets	47,193	41,376
Total current assets	3,983,066	4,113,198

Property and equipment, net	2,683,079	2,594,997
Goodwill and other intangibles	286,230	970
Deferred tax asset	37,296	105,695

Total assets	$6,989,671	$6,814,860

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,085,298	$1,369,458
Notes payable	186,468	36,294
Notes payable related party	51,012	50,083
Bank line of credit	1,113,772	1,200,605
Other liabilities	252,877	87,624
Total current liabilities	2,689,427	2,744,064

Other liabilities
Notes payable	1,177,731	1,196,010
Notes payable (related party)	1,662,599	1,662,685
Total other liabilities	2,840,330	2,858,695

Total liabilities	5,529,757	5,602,759

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,295,040 and 37,824,040 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	40,295	37,824

Additional paid-in capital	1,427,160	1,309,417
Accumulated other comprehensive loss	(11,800)	(11,800)
Retained earnings (Accumulated deficit)	4,259	(123,340)
Total stockholders' equity	1,459,914	1,212,101

Total liabilities and stockholders' equity	$6,989,671	$6,814,860

See accompanying notes to consolidated financial statements

F-2

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
O-rings and rubber product sales	$1,839,616	$1,448,750	$3,552,450	$3,076,636
Freight services	44,895	42,039	71,210	64,253
Total revenues	1,884,511	$1,490,789	3,623,660	$3,140,889

Cost of sales
Cost of goods	1,197,065	1,014,482	2,275,045	2,114,304
Cost of services	53,054	36,419	109,380	96,902
Total cost of sales	1,250,119	1,050,901	2,384,425	2,211,206

Gross profit	634,392	439,888	1,239,235	929,683

Operating expenses
Sales and marketing	48,229	46,356	99,764	94,977
General and administrative	501,067	519,213	890,087	777,477
Total operating expenses	549,296	565,569	989,851	872,454

Operating income (loss)	85,096	(125,681)	249,384	57,229

Other income and expense
Other income (expense)	118	(11,625)	13,901	(9,277)
Interest expense	(32,320)	(32,854)	(67,287)	(62,234)
Total other expense	(32,202)	(44,479)	(53,386)	(71,511)

Income (loss) before provision for income taxes	52,894	(170,160)	195,998	(14,282)

Provision for income taxes	11,157	(62,709)	68,399	(17,753)

Net income (loss)	41,737	(107,451)	127,599	3,471

Other comprehensive income
Unrealized gain/(loss) on interest rate swap contract	-	4,622	-	(12,984)
Comprehensive income	$41,737	$(102,829)	$127,599	$(9,513)

Net income per share of common stock:
Basic and diluted	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	39,618,062	37,097,521	38,811,631	37,074,040

See accompanying notes to consolidated financial statements

F-3

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net Income	$127,599	$3,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	64,213	55,608
Amortization	4,835	-
Stock issued for services	8,875	28,438
Changes in operating assets and liabilities:
Accounts receivable	(290,675)	28,066
Inventory	169,975	(68,659)
Deferred tax asset	68,399	-
Other assets	(5,643)	(25)
Accounts payable and accrued expenses	(353,814)	(39,530)
Other liabilities	127,752	73,292
Net cash provided by (used in) operating activities	(78,484)	80,661

Cash flows from investing activities
Purchase of fixed assets	(125,945)
Purchase of stock of acquired company	(249,505)	-
Net cash used in investing activities	(375,450)	-

Cash flows from financing activities
Paydown of bank line of credit	(86,833)	-
Paydown of bank line of credit	-	(5,000)
Payments on notes payable	(18,105)	(60,368)
Net loan (paid)/received - related party	843	(20,155)
Net proceeds of common stock after issuance costs	111,340	-
Advances to employees	-	(2,600)
Net cash provided by (used in) financing activities	7,245	(88,123)

Net change in cash and cash equivalent	(446,689)	(7,462)

Cash and cash equivalent at the beginning of period	543,945	115,489

Cash and cash equivalent at the end of period	$97,256	$108,027

Supplemental disclosures of cash flow Information:
Cash paid for interest	$67,287	$61,827
Cash paid for taxes	$-	$750

Supplemental non-cash investing and financing activities:
The Company purchased 100% of the stock of RG Sales Inc. for $400,000. In conjunction with the acquisition liabilities were assumed as follows:
Fair values of assets acquired	$507,154	$-
Cash paid for stock of acquiree	250,000	-
Note payable issued for stock of acquiree	150,000
Contingent consideration	37,500
Liabilities assumed	69,654

See accompanying notes to consolidated financial statements

F-4

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and June 30, 2013 are not necessarily indicative of the operating results for the full years.

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

There have been no changes in the Company's significant accounting policies for the periods ended June 30, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three and six month periods ended June 30, 2014 and 2013, respectively.

NOTE 4- STOCK ISSUANCE

In April of 2014 the Company issued 180,000 shares of restricted common stock to one investor at a price of $.075/share for total proceeds of $13,500.

In the second fiscal quarter of 2014, the Company sold 1,900,000 shares of stock through its Equity Credit Facility at an average price of $0.086/share for total proceeds of $165,040. The Company incurred $66,000 of stock issuance costs related to this sale of stock.

In June of 2013, the Company issued 125,000 shares of restricted stock to an employee at a price of $.071/share for total compensation of $8,875 which was charged to operations during the second quarter of 2014.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 5- BUSINESS ACQUISITION

On April 1, 2014, the Company acquired RG Sales Inc., a Pennsylvania distributor of O-rings and rubber products. The transaction was valued at $400,000 with earn-out incentives for sales targets over the two years from transaction date. The results of operations of RG Sales Inc. were included in the Company’s 2nd quarter 2014 earnings. The transaction was structured as a stock purchase.

Pursuant to the stock purchase agreement, the purchase price consisted of a one-time cash payment of $250,000, the execution of a promissory note of $150,000 which bears interest of 5 percent per annum and stipulating payments according the following schedule:

▪	$75,000 of principal and $3,750 of interest due on October 1, 2014;
▪	$75,000 of principal and $3,750 of interest due on October 1, 2015;

The stock purchase agreement stipulates year one earnout payments as follows:

▪	$50,000 if subsidiary revenues are between $700,000 and $800,000 within one year after the closing date;
▪	$75,000 if subsidiary revenues are between $800,000 and $900,000 within one year after the closing date;
▪	$100,000 if subsidiary revenues are greater than or equal to $900,000 within one year after the closing date.

The stock purchase agreement stipulates year two earnout payments as follows:

▪	$25,000 if subsidiary revenues are between $700,000 and $800,000 between year one and year two after the closing date;
▪	$37,500 if subsidiary revenues are between $800,000 and $900,000 between year one and year two after the closing date;
▪	$50,000 if subsidiary revenues are greater than or equal to $900,000 between year one and year two after the closing date.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$250,000
Face value of promissory note	150,000
Estimated value of contingent consideration related to earnout payments	37,500
Liabilities assumed	69,654
Total purchase price	$507,154

Consideration received:
Cash	$495
Accounts receivable	95,126
Inventories	94,914
Other current assets	172
Property and equipment, net	26,350
Identifiable intangible assets
Customer list	290,097
Total assets acquired	$507,154

4

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 6 – SUBSEQUENT EVENTS

In July of 2014 the Company issued 100,000 shares of restricted common stock to one consultant. The Company valued the stock at $.07/share for total compensation of $7,000.

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

Our largest subsidiary is Sterling Seal& Supply, Inc. (“Sterling Seal”), a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., incorporated in New Jersey and founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

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

Since going public on February 7, 2013, the Company has acquired Superior Sales Inc., a North Carolina o-ring custom manufacturer and distributor. As previously disclosed in a Form 8-K filed with the SEC on April 24, 2014, the Company acquired, on April 1, 2014 RG Sales Inc., a Pennsylvania distributor of o-rings and rubber products. The Company continues to review acquisition targets as its primary means of expansion.

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

In April of 2014, the Company obtained an equity investment of $13,500 from one investor in exchange for 180,000 shares of restricted common stock.

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

In the second fiscal quarter of 2014, the Company sold 1,900,000 shares of stock through its Equity Credit Facility at an average price of $0.086/share for total proceeds of $165,040. The Company incurred $66,000 of stock issuance costs related to this sale of stock.

Results of Operations

Comparison for the three months ended June 30, 2014 and 2013

Net Revenue

Net revenue increased by approximately $393,722 or approximately 26.4%, from $1,490,789 for the three months ended June 30, 2013 to $1,884,511 for the three months ended June 30, 2014. This increase is due primarily to the incremental sales from the acquisitions of RG Sales Inc. on April 1, 2014 and Superior Seals Inc. on September 16, 2013.

Total Cost of Sales

Cost of sales increased by $199,218 or approximately 19.0%, from $1,050,901 for the three months ended June 30, 2013 to $1,250,119 for the three months ended June 30, 2014. The increase in cost of sales was attributed to a commensurate increase in net revenues as described above.

Gross profit

Gross profit increased approximately $194,504, or approximately 44.2%, from $439,888 for the three months ended June 30, 2013 to $634,392 for the three months ended June 30, 2014. This increase can be attributed to the above described net revenue and cost of sales increases.

Net Income

As a result of the above factors, net income was $41,737 for the three months ended June 30, 2014, as compared to a net loss of $107,451 for the three months ended June 30, 2013. This increase of $149,188 or approximately 139% is attributed to increased sales and improved profit margins due to more efficient purchasing. In 2014, the Company purchased more goods internationally which provides better pricing, while in 2013 the Company made more domestic spot purchases to fill customer orders, which led to a higher proportionate cost of sales.

Comparison for the six months ended June 30, 2014 and 2013

Net Revenue

Net revenue increased by approximately $482,771 or approximately 15.4%, from $3,140,889 for the six months ended June 30, 2013 to $3,623,660 for the six months ended June 30, 2014. This increase is due to the incremental sales of RG Sales Inc. on April 1, 2014 which added approximately $172,000 in incremental sales along with approximately $200,000 from the September 16, 2013 acquisition of Superior Seals, Inc. The remainder of the net revenue increase is explained by increased organic sales and a strengthening demand for o-rings in the U.S. manufacturing sector.

Total Cost of Sales

Cost of sales increased by $173,219 or approximately 7.8%, from $2,211,206 for the six months ended June 30, 2013 to $2,384,425 for the six months ended June 30, 2014. The increase in cost of sales was attributed to the above described commensurate increase in sales offset by a decrease in cost per unit due to improved purchasing efficiency by purchasing more goods internationally in 2014 as compared to 2013.

Gross profit

Gross profit increased approximately $309,552, or approximately 33.3%, from $929,683 for the six months ended June 30, 2013 to $1,239,235 for the six months ended June 30, 2014. This increase can be attributed to the above described changes in net revenue and cost of sales.

Net Income

As a result of the above described changes in sales and cost of sales, net income was $127,599 for the six months ended June 30, 2014, as compared to net income of $3,471 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At June 30, 2014, we had cash and cash equivalents of approximately $97,256 as compared to approximately $543,945 as of December 31, 2013, representing a decrease of $446,689. This decrease can be explained by net cash used in operating activities of $78,484 primarily attributed to paydown of accounts payable; net cash used in investing activities of $375,450 due to purchase of stock in RG Sales Inc. and the investment in leasehold improvements at the Company’s headquarters; and net cash provided by financing activities of $7,245, primarily attributed to proceeds of common stock purchased through the Company’s equity credit facility offset by paydown of its bank line of credit of $86,833. At June 30, 2014, our working capital was approximately $1,293,639.

The cash flow from operating activities decreased from net cash provided of $80,661 for the six months ended June 30, 2013 to net cash used of $78,484 for the six months ended June 30, 2014. This decrease of $159,145 is primarily attributed to a significant paydown of accounts payable of $353,814 along with a decrease of accounts receivable of $290,675.

The cash flow from financing activities increased from net cash used of $88,123 for the six months ended June 30, 2013 to net cash provided of $7,245 for the six months ended June 30, 2014. This increase is primarily attributed to the net proceeds of common stock after issuance costs of $111,340.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $1.25 million line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5 year term expiring in October of 2018. As of August 14, 2014, the Company is in technical violation of one of its bank covenants due to a reported 2013 fiscal loss. The Company is currently reviewing ways to remedy the broken covenant.

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment became effective for the Company on January 1, 2012. The adoption has not had a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”. ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment became effective for the Company on January 1, 2012 and full retrospective application was required. This amendment did have a material impact on our financial statements.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2014:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 3, 2014, the Company issued 180,000 shares of restricted common stock to one investor at a price of $.075 per share for total proceeds of $13,500. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Act since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering, and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Act for this transaction.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

4.1	Note Issued to Marge Graham, dated April 1, 2014.(1)

10.1	Stock Purchase Agreement, dated April 1, 2014.(1)

10.2	Release, dated April 1, 2014.(1)

10.3	Employment Agreement of Marge Graham, dated April 1, 2014.(1)

10.4	Lease Assignment Agreement, dated April 1, 2014.(1)

31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

* In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)     Incorporated by reference to the Current Report on Form 8-K statement filed with the SEC on April 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSOLIDATED CORP.

By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2014

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 15, 2014

