Form 10-Q
period 2014-09-30
STERLING CONSOLIDATED Corp
filed 2014-11-19
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

As of November 19, 2014, there were 40,395,040 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$76,729	$543,945
Account receivable, net	1,060,680	801,861
Inventory, net of reserve	2,667,783	2,726,016
Notes receivable and other current assets	47,201	41,376

Total current assets	3,852,393	4,113,198

Property and equipment, net	2,648,991	2,594,997
Goodwill and other intangibles	285,262	970
Deferred tax asset	45,613	105,695

Total assets	$6,832,259	$6,814,860

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,119,326	$1,369,458
Notes payable - current portion	109,968	36,294
Notes payable related party - current portion	51,012	50,083
Bank line of credit	1,190,272	1,200,605
Other liabilities	81,309	87,624
Total current liabilities	2,551,887	2,744,064

Other liabilities
Notes payable	1,168,653	1,196,010
Notes payable (related party)	1,656,420	1,662,685
Total other liabilities	2,825,073	2,858,695

Total liabilities	5,376,960	5,602,759

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,395,040 and 37,824,040 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	40,395	37,824

Additional paid-in capital	1,434,061	1,309,417
Accumulated other comprehensive loss	(11,800)	(11,800)
Accumulated deficit	(7,357)	(123,340)
Total stockholders' equity	1,455,299	1,212,101

Total liabilities and stockholders' equity	$6,832,259	$6,814,860

See accompanying notes to consolidated financial statements
F-1

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues
O-rings and rubber product sales	$1,622,191	$1,546,716	$5,174,641	$4,623,352
Freight services	20,264	40,676	91,474	104,929
Total revenues	1,642,455	$1,587,392	5,266,115	$4,728,281

Cost of sales
Cost of goods	1,059,247	1,090,241	3,334,292	3,129,584
Cost of services	67,435	89,209	176,815	165,031
Total cost of sales	1,126,682	1,179,450	3,511,107	3,294,615

Gross profit	515,773	407,942	1,755,008	1,433,666

Operating expenses
Sales and marketing	71,540	45,333	171,304	141,310
General and administrative	453,285	326,572	1,343,372	1,199,993
Total operating expenses	524,825	371,905	1,514,676	1,341,303

Operating income (loss)	(9,052)	36,037	240,332	92,363

Other income and expense
Other income (expense)	21,334	19,253	35,235	10,879
Interest expense	(32,214)	(29,377)	(99,501)	(91,611)
Total other expense	(10,880)	(10,124)	(64,266)	(80,732)

Income (loss) before provision for income taxes	(19,932)	25,913	176,066	11,631

Provision for income taxes	(8,316)	21,190	60,083	3,437

Net income (loss)	(11,616)	4,723	115,983	8,194

Other comprehensive income
Unrealized gain/(loss) on interest rate swap contract	-	2,908	-	(10,076)
Comprehensive income	$(11,616)	$7,631	$115,983	$(1,882)

Net income per share of common stock:
Basic and diluted	$(0.00)	$0.00	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	40,336,570	37,231,649	39,344,780	37,142,721

See accompanying notes to consolidated financial statements
F-2

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net Income	$115,983	$8,194
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,301	88,300
Amortization	4,835	-
Stock issued for services	15,875	28,438
Changes in operating assets and liabilities:
Accounts receivable	(163,693)	(106,368)
Inventory	153,147	27,188
Deferred tax asset	60,082	-
Other assets	(5,651)	(25)
Accounts payable and accrued interest payable	(319,786)	(151,944)
Other liabilities	(43,815)	131,883
Net cash provided by (used in) operating activities	(84,722)	25,666

Cash flows from investing activities
Purchase of fixed assets	(124,977)	-
Cash paid for acquisition		(52,427)
Purchase of stock of acquired company	(249,505)	-

Net cash used in investing activities	(374,482)	(52,427)

Cash flows from financing activities
Drawdown of bank line of credit	-	55,000
Paydown of bank line of credit	(86,833)	-
Payments on notes payable	(27,183)	(91,052)
Net loan (paid)/received - related party	(5,336)	27,125
Net proceeds of common stock after issuance costs	111,340	-
Advances to employees	-	(2,575)
Net cash used in financing activities	(8,012)	(11,502)

Net change in cash and cash equivalent	(467,216)	(38,263)

Cash and cash equivalent at the beginning of period	543,945	115,489

Cash and cash equivalent at the end of period	$76,729	$77,226

Supplemental disclosures of cash flow Information:
Cash paid for interest	$67,287	$91,611
Cash paid for taxes	$-	$750

Supplemental non-cash investing and financing activities:
The Company purchased 100% of the stock of RG Sales Inc. for $400,000. In conjunction with the acquisition liabilities were assumed as follows:
Fair values of assets acquired	$507,154	$-
Cash paid for stock of acquiree	250,000	-
Note payable issued for stock of acquiree	150,000	-
Contingent consideration	37,500	-
Liabilities assumed	69,654	-

See accompanying notes to consolidated financial statements
F-3

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and September 30, 2013 are not necessarily indicative of the operating results for the full years.

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

There have been no changes in the Company's significant accounting policies for the periods ended September 30, 2014 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

Cash and Cash Equivalents

From time-to-time the Company may carry balances in its corporate bank accounts above the federally insured limit of $250,000.

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three and nine month periods ended September 30, 2014 and 2013, respectively.

N0TE 4- STOCK ISSUANCE

In July of 2014, the Company issued 100,000 shares of restricted stock to an employee at a price of $.07/share for total compensation of $7,000 which was charged to operations during the third quarter of 2014.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting. None were noted.

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

SurePoint Investment Agreement and Registration Statement on Form S-1

On May 28, 2013, we entered into an investment agreement, (the “SurePoint Investment Agreement”) with SurePoint Capital, a Delaware limited liability company (“SurePoint”). Pursuant to the terms of the SurePoint Investment Agreement, SurePoint committed to purchase up to $1,000,000 of our common stock over a period of up to twenty-four (24) months. From time to time during the twenty-four (24) month period commencing from the effectiveness of the registration statement, the Company may deliver a put notice to SurePoint which states the dollar amount that we intend to sell to SurePoint on a date specified in the put notice. The maximum investment amount per notice shall be no more than $50,000 worth of common stock so long s such amount does not exceed 4.99% of the outstanding shares of the Company. The purchase price per share to be paid by SurePoint shall be calculated at a ten (10%) discount to the average of the three lowest closing bids during the five (5) consecutive trading days immediately prior to the receipt by SurePoint of the put notice. The Company has reserved 4,273,504 shares of our common stock for issuance under the SurePoint Investment Agreement. Additionally, the Company agreed to issue SurePoint 125,000 shares of our common stock.

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

The S1 for the Equity Credit Facility went stale as of October 31, 2014 however the Company intends to reactivate the Facility by filing a post-effective amendment in November 2014.

Results of Operations

Comparison for the three months ended September 30, 2014 and 2013

Net Revenue

Net revenue increased by approximately $55,063 or approximately 3.5%, from $1,587,392 for the three months ended September 30, 2013 to $1,642,455 for the three months ended September 30, 2014. This increase is due primarily to the incremental sales from the acquisitions of RG Sales Inc. on April 1, 2014 and Superior Seals Inc. on September 16, 2013.

Total Cost of Sales

Cost of sales decreased by $52,768 or approximately 4.5%, from $1,179,450 for the three months ended September 30, 2013 to $1,126,682 for the three months ended September 30, 2014. The increase in cost of sales was attributed to an approximately commensurate increase in net revenues as described above.

Gross profit

Gross profit increased approximately $107,831, or approximately 26.4%, from $407,942 for the three months ended September 30, 2013 to $515,773 for the three months ended September 30, 2014. This increase can be attributed to the above described increase in net revenue coupled with a decrease in cost of sales. In 2014, the Company purchased more goods internationally which provides better pricing, while in 2013 the Company made more domestic spot purchases to fill customer orders, which led to a higher proportionate cost of sales.Net Income

As a result of the above factors, the Company posted a net loss of $11,616 for the three months ended September 30, 2014, as compared to net income of $4,723 for the three months ended September 30, 2013. This decrease of $16,339 or approximately 346% is attributed to increased general and administrative costs related to increased headcount and the costs of maintaining two additional locations.

Comparison for the nine months ended September 30, 2014 and 2013

Net Revenue

Net revenue increased by approximately $537,834 or approximately 11.4%, from $4,728,281 for the nine months ended September 30, 2013 to $5,266,115 for the nine months ended September 30, 2014. This increase is due to the incremental sales of RG Sales Inc. acquired on April 1, 2014 which added approximately $347,000 in incremental sales along with approximately $266,000 from the September 16, 2013 acquisition of Superior Seals, Inc.

Total Cost of Sales

Cost of sales increased by $216,492 or approximately 6.6%, from $3,294,615 for the nine months ended September 30, 2013 to $3,511,107 for the nine months ended September 30, 2014. The increase in cost of sales was attributed to the above described commensurate increase in sales offset by a decrease in cost per unit due to improved purchasing efficiency by purchasing more goods internationally in 2014 as compared to 2013.

Gross profit

Gross profit increased approximately $321,342, or approximately 24%, from $1,341,303 for the nine months ended September 30, 2013 to $1,514,676 for the nine months ended September 30, 2014. This increase can be attributed to the above described changes in net revenue and cost of sales.

Net Income

As a result of the above described changes in sales and cost of sales, net income was $115,983 for the nine months ended September 30, 2014, as compared to net income of $8,194 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At September 30, 2014, we had cash and cash equivalents of approximately $76,729 as compared to $543,945 as of December 31, 2013, representing a decrease of $467,216. This decrease can be explained by net cash used in operating activities of $84,722 primarily attributed to paydown of accounts payables; net cash used in investing activities of $374,482 due to purchase of stock in RG Sales Inc. and the investment in leasehold improvements at the Company’s headquarters; and net cash used in financing activities of $8,012 primarily attributed to proceeds of common stock purchased through the Company’s equity credit facility offset by paydown of its bank line of credit of $86,833. At September 30, 2014, our working capital was approximately $1,300,506.

The cash flow from operating activities decreased from net cash provided of $25,666 for the nine months ended September 30, 2013 to net cash used of $84,722 for the nine months ended September 30, 2014. This decrease of $110,388 is primarily attributed to a significant paydown of accounts payable of $319,786 along with a decrease of accounts receivable of $163,693 and a decrease in inventory of $153,147.

The cash flow from financing activities increased from net cash used of $11,502 for the nine months ended September 30, 2013 to net cash used of $8,012 for the nine months ended September 30, 2014. This increase is primarily attributed to the net proceeds of common stock after issuance costs of $111,340 offset by paydown on the line of credit and note to shareholder.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $1.25 million line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5 year term expiring in October of 2018. As of August 14, 2014, the Company is in technical violation of one of its bank covenants due to a reported 2013 fiscal loss. The Company is currently reviewing ways to remedy the broken covenant and expects to obtain a waiver from the bank.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

STERLING CONSOLIDATED CORP.

By:	/s/ Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2014

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 19, 2014

