Form 10-Q/A
period 2014-09-30
STERLING CONSOLIDATED Corp
filed 2014-11-21
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment to the Annual Report on Form 10-Q of Sterling Consolidated Corp. for the quarterly ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014 (the “Original Filing”) is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Original Filing.  This Amendment to the Original Filing speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing.

ITEM 6. EXHIBITS

The following documents are filed as exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit No.	Description
31.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002*
31.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to the Sarbanes-Oxley Act of 2002*
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Previously filed or furnished, as applicable, with the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSOLIDATED CORP.

By:	/s/ Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Principal Executive Officer)

Dated: November 21, 2014

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 21, 2014