Form 10-K
period 2014-12-31
STERLING CONSOLIDATED Corp
filed 2015-04-22
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐     No ☒

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

Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently year end December 31, 2014: $388,232.

As of April 22, 2015, the registrant had 40,715,540 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

We have approximately 3,300 customers that place orders with us for the delivery of O-ring or similar products. Our largest customer is a southeastern U.S. manufacturer/distributor of automotive/industrial products. Other automotive customers are Precision International, Fruedenberg and Sonnax Transmissions.  We stock a variety of rubber seals to service pool filter and pump manufacturers.  We also distribute our products to many resellers of replacement parts and pool stores.  Bay State Pool and Horizon Pool and Spa are two of our larger accounts in the pool industry.

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

ADDR Properties, LLC.

ADDR Properties, LLC (“ADDR”) is one of our two subsidiaries that owns real property. ADDR owns a 28,000 square foot facility in Neptune, NJ. Roughly ninety percent (90%) of this property is used by Sterling Seal as its principal executive office and primary warehouse. The Company does not pay rent to ADDR for the use of this facility. The remaining 3,000 square feet of this facility is rented out to the Children’s Center of Monmouth.

Q5 Ventures, LLC

Q5 Ventures, LLC owns a 5,000 square foot facility in Apopka, Florida, which is used by Sterling Seal for its Florida operations. This facility was specifically built for Sterling Seal’s operations. Sterling Seal does not pay rent to Q5.

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

Employees

As of April 22, 2015, we have 31 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

Our principal executive office is located at 1105 Green Grove Road, Neptune, New Jersey 07753, and our telephone number is (732) 918-8004. This facility is owned by our subsidiary, ADDR, and also serves as the principal executive office for each of our other subsidiaries. The Company does not pay rent to ADDR for the use of this facility.

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

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCBB quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First quarter ended March 31, 2013	$-	$-
Second quarter ended June 30, 2013	$0.29	$0.15
Third quarter ended September 30, 2013	$0.29	$0.18
Fourth quarter ended December 31, 2013	$0.30	$0.09

Fiscal Year 2014
First quarter ended March 31, 2014	$0.19	$0.07
Second quarter ended June 30, 2014	$0.14	$0.06
Third quarter ended September 30, 2014	$0.07	$0.04
Fourth quarter ended December 31, 2014	$0.07	$0.04

Approximate Number of Equity Security Holders

As of April 22, 2015, there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2014.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Results of Operations

Comparison of the year ended December 31, 2014 and 2013

Revenues

For the years ended December 31, 2014 and 2013 we generated revenues of $6,827,420 and $6,185,148, respectively. This represents an increase by approximately $642,272 or approximately 10.4%.

The increase in revenue was primarily attributed to improved sales and marketing efforts and the Company’s incremental sales from the business acquisition of R.G. Sales Inc. made during the 2nd quarter of 2014.

Total Cost of Sales

For the years ended December 31, 2014 and 2013 our overall cost of sales was $4,847,714 and $4,485,216, respectively. This represents an increase of $362,498 or 7.5%.

The increase in cost of sales can be explained by the corresponding sales increases, offset by lower freight costs and economies of scale achieved with existing personnel.

Gross profit

For the years ended December 31, 2014 and 2013 our gross profit was $1,979,706 and $1,699,932, respectively. This represents an increase of $279,774, or 16.5%.

This increase can be explained by a corresponding increase in revenue of 10.4% coupled with a lesser increase in cost of sales of only 7.5%.

Operating Expenses

For the years ended December 31, 2014 and 2013 operating expenses were $1,673,437 and $1,734,823, respectively. This represents a decrease of $61,386 or 3.5%.

Sales and Marketing fees remained relatively constant. The decrease in general and administrative can be explained by decreased public relations, and IT professional costs offset by increased legal and accounting fees, software licensing fees and additional overhead from the R.G. Sales acquisition.

Net Income (Loss)

As a result of the above factors, our overall net income was $43,180 for the year ended December 31, 2014, as compared to a net loss of $97,794 for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2014, we had cash and cash equivalents of approximately $13,458 as compared to approximately $543,945 as of December 31, 2013, representing a decrease of $530,487. This decrease can be explained by a paydown of accounts payable. At December 31, 2014 and 2013, our working capital was approximately $1,298,999 and $1,369,134, respectively.

The cash flows from operating activities decreased from net cash used of $45,751 for the year ended December 31, 2013 to net cash used of $215,774 for the year ended December 31, 2014. This decrease is primarily attributed to paydown of accounts payable balances.

The cash flow from investing activities reflects an increase of capital spending from net cash used of $80,109 for the year ended December 31, 2013 to net cash used of $351,207 for the year ended December 31, 2014. This increase can be explained by leasehold improvements at the Company’s headquarters of $101,702 and the net cash used to acquire R.G. Sales Inc. of $249,505.

The cash flow from financing activities increased from net cash provided of $554,316 for the year ended December 31, 2013 to net cash provided of $36,494 for the year ended December 31, 2014. This increase is primarily attributed to decreased borrowings and actual paydown of the Company’s commercial debt offset by stock sold for cash, net of issuance costs in the amount of $117,136.

The Company intends to supplement its cash position with institutional financing via an equity credit facility in the second quarter of 2015.

In 2014, the Company made capital expenditures of $101,702 for a build out of and an upgrade to the Company headquarters. $100% of this expenditure was purchased with cash.

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

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. The Company is subject to the following concentration risk: as of December 31, 2014 and 2013 one (1) customer represented 12.2% and 11% of accounts receivable, respectively. This same customer accounted for 9.4% and 10.4% of sales for the years ended December 31, 2014 and December 31, 2013, respectively.

The Company’s accounts receivable net of allowances was $137,000 and $128,162 as of December 31, 2014 and 2013, respectively. The Company’s allowance is approximately 2% of the sales per year plus amounts that are deemed uncollectible.

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

	2014	2013
Land, building & leasehold improvements	$2,488,439	$2,342,747
Machinery and equipment	911,249	785,367
Vehicles	221,709	197,943
Less: accumulated depreciation	1.039,703	731,060
Property and equipment, net	$2,581,874	$2,684,299

Depreciation expense included as a charge to income was $141,407 and $119,531 for the year ended December 31, 2014 and 2013, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $125,000 and $125,000 as of December 31, 2014 and 2013, respectively.

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

The Company had total sales of $6,827,420 and $6,185,148 for the year ended December 31, 2014 and 2013, respectively. One customer accounted for 9.4% and 10.4% of sales for the years ended December 31, 2014 and December 31, 2013, respectively.

Expenses

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $322,150 and $388,204, for the years ended December 31, 2014 and December 31, 2013, respectively, is included in cost of goods on the Statements of Operations.

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

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expenses during the years ended December 31, 2014 and 2013.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2014 and 2013, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has tax year 2012 under federal examination. Tax years 2011, 2012, 2013 and 2014 are subject to federal and state tax examination under the current statutes.

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

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

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

None noted.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2014:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 22, 2015. Our Executive officers are elected annually by our Board of Directors. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	72	Chairman of the Board
Darren DeRosa	41	Chief Executive Officer
Scott Chichester	44	Chief Financial Officer

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

Within the last 5 years, Mr. Chichester CPA (Since 2001); Founder DirectPay USA LLC (Since 2006) (payroll company); CFO of Ong Corporation (2002-2008) (technology company); Founder Madison Park Advisors LLC (since 2010) (advisory services). None of these companies are a parent, subsidiary or other affiliate of the registrant.

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 58 funds; ARK Investment Trust (ETF Fund Complex) 4 funds;  None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Bayview Acquisition Corp (2010-August 13, 2012).

Identification of Certain Significant Employees

Fred Zink, President of Sterling Seal and Supply, Inc.,

Fred Zink, 66, has served as President of Sterling Seal and Supply, Inc. since 2008.  All of the divisional Vice Presidents report directly to Mr. Zink.  He is also responsible for all activities related to human resources, accounting and productivity.  Mr. Zink also manages the sales and support staff for Sterling Seal for the southeast region.  Mr. Zink graduated from Mount Wachusett Community College in 1969 with an associate’s degree in Business Administration.

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

Item 11. Executive Compensation.

The following executives of the Company received compensation in the amounts set forth in the chart below for the fiscal years ended December 31, 2014 and 2013. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2014	$161,091	0	0	0	0	0	0	$161,091
	2013	$141,774	0	0	0	0	0	0	$141,774
Scott Chichester, Chief Financial Officer	2014	$0	0	0	0	0	0	0	$0
	2013	$0	0	0	0	0	0	0	$0

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the years ended December 31, 2014 and 2013.

Compensation of Directors

The following table provides information for 2014 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2014. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa, Chairman of the Board	2014	$0	0	0	$0
	2013	$0	0	0	$0

Employment Agreements

Currently, we do not have any employment agreement in place with any of our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 22, 2015, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000	(5)	40.67%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,460,000	(6)	40.43%

Scott R. Chichester (4) 676a 9th Ave. Ste 239 New York, NY 10036	1,027,000		2.52%

All Executive Officers and Directors as a group (3 persons)	34,047,000		83.62%

(1)	Based on 40,715,540 shares of common stock outstanding as of April 22, 2015.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.
(3)	Darren DeRosa is the Chief Executive Officer of the Company.
(4)	Scott Chichester is the Chief Financial Officer of the Company.
(5)	Includes 16,290,000 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.
(6)	Includes 16,190,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2013:

Our principal executive office is located at 1105 Green Grove Road, Neptune, New Jersey 07753, and our telephone number is (732) 918-8004. This facility is owned by our subsidiary, ADDR. The Company does not pay rent to ADDR for the use of this facility.

In addition, we have a sales office located at 48 High Street, Norwell, Massachusetts 02061. This is a home office owned by 3 of our employees. We do not have a lease agreement or pay rent for them to use this as a home office.

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2014, the Company accrued $51,960 and paid $51,960 on the related party note, leaving an ending balance on the note of $1,712,768. For the year ended December 31, 2013, the Company accrued $51,012 and borrowed additional funds, net of repayments of $15,347 on the related party note, leaving an ending balance on the note of $1,712,768. Of these amounts, $52,702 and $50,083 have been classified as current liabilities as of December 31, 2014 and 2013, respectively.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed approximately $49,500 and 25,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $10,500, and $9,000 in fees billed for audit related services for the years ended December 31, 2014 and 2013, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2014 and 2013, we were billed $2,250 and $17,150, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2014 and 2013.

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

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	April 22, 2015
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	April 22, 2015
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	April 22, 2015
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Sterling Consolidated Corp.

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Consolidated Corp. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 21, 2015

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS

Current assets
Cash and cash equivalents	$13,458	$543,945
Account receivable, net	979,421	801,861
Inventory, net of reserve	2,889,107	2,726,016
Notes receivable and other current assets	71,786	41,376
Total current assets	3,953,772	4,113,198

Property and equipment, net	2,581,874	2,594,997
Goodwill and other intangibles	276,549	970
Deferred tax asset	69,341	105,695

Total assets	$6,881,536	$6,814,860

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,008,093	$1,369,458
Bank line of credit	1,190,272	1,200,605
Other liabilities	269,255	87,624
Current notes payable, related parties	52,702	50,083
Current portion of long-term notes payable	134,451	36,294
Total current liabilities	2,654,773	2,744,064

Other liabilities
Long-term notes payable, related parties	1,652,699	1,662,685
Long-term notes payable	1,185,772	1,196,010
Total other liabilities	2,838,471	2,858,695

Total liabilities	5,493,244	5,602,759

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,517,540 and 37,824,040 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	40,518	37,824
Additional paid-in capital	1,439,734	1,309,417
Accumulated other comprehensive loss	(11,800)	(11,800)
Accumulated deficit	(80,160)	(123,340)
Total stockholders' equity	1,388,292	1,212,101

Total liabilities and stockholders' equity	$6,881,536	$6,814,860

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Revenues
O-rings and rubber product sales	$6,709,867	$6,045,446
Freight services	117,553	139,702
Total revenues	6,827,420	6,185,148

Cost of sales
Cost of goods	4,644,616	4,269,455
Cost of services	203,098	215,761
Total cost of sales	4,847,714	4,485,216

Gross profit	1,979,706	1,699,932

Operating expenses
Sales and marketing	208,209	212,661
General and administrative	1,465,228	1,522,162
Total operating expenses	1,673,437	1,734,823

Operating income (loss)	306,269	(34,891)

Other income and expense
Other income (expense)	22,806	(7,135)
Interest expense	(152,173)	(123,307)
Total other expense	(129,367)	(130,442)

Income (loss) before provision for income taxes	176,902	(165,333)

Provision for income taxes	133,722	(67,539)

Net income (loss)	43,180	(97,794)

Other comprehensive income
Unrealized gain/(loss) on interest rate swap contract	-	(10,076)
Comprehensive income	$43,180	$(107,870)

Net income per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	39,339,373	37,284,725

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

				Accumulated	Retained
			Additional	Other	Earning
	Common Stock		Paid-in	Comprehensive	(Accumulated)
	Shares	Amount	Capital	Loss	Deficit)	Total

Balance, December 31, 2012	37,074,040	$37,074	$1,175,079	$(1,724)	$(25,546)	$1,184,883

Common stock issued for cash	425,000	425	60,225	-	-	60,650
Stock issued for services	125,000	125	28,313	-	-	28,438
Common stock issued for acquisition	200,000	200	45,800	-	-	46,000
Other comprehensive loss		-	-	(10,076)	-	(10,076)
Net loss for the year ended December 31, 2013	-	-		-	(97,794)	(97,794)

Balance, December 31, 2013	37,824,040	37,824	1,309,417	(11,800)	(123,340)	1,212,101

Stock sold for cash - net of issuance costs	2,468,500	2,469	114,667	-	-	117,136
Stock issued for services	225,000	225	15,650	-	-	15,875
Net income for the year ended December 31, 2014	-	-	-	-	43,180	43,180

Balance, December 31, 2014	40,517,540	$40,518	$1,439,734	$(11,800)	$(80,160)	$1,388,292

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

Cash flows from operating activities

Net Income	$43,180	$(97,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	155,697	119,531
Change in allowance for doubtful accounts	8,838	5,632
Revaluation of contingent consideration	(31,250)	-
Stock issued for services	15,875	28,438
Changes in operating assets and liabilities:
Accounts receivable	(91,272)	50,820
Inventory	(68,177)	(442,516)
Prepaids and other current assets	(30,240)	(64,384)
Deferred tax asset	36,354	-
Accounts payable and accrued interest payable	(431,023)	343,869
Other liabilities	176,244	10,653

Net cash used in operating activities	(215,774)	(45,751)

Cash flows from investing activities

Cash paid for purchases of property and equipment	(101,702)	(27,682)
Net cash paid for acquisition of subsidiaries	(249,505)	(52,427)

Net cash used in investing activities	(351,207)	(80,109)

Cash flows from financing activities

Net borrowings / (paydown) of bank line of credit	(10,333)	334,873
Net borrowings / (payments) on notes payable	(62,942)	174,140
Net borrowings / (payments) on notes payable, related parties	(7,367)	(15,347)
Net proceeds of issuance of common stock for cash, net of issuance costs	117,136	60,650

Net cash provided by financing activities	36,494	554,316

Net change in cash and cash equivalent	$(530,487)	$428,456
Cash and cash equivalent at the beginning of period	543,945	115,489

Cash and cash equivalent at the end of period	$13,458	$543,945

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended
	December 31,
	2014	2013

Supplemental disclosures of cash flow information:

Cash paid for interest	$152,181	$110,819
Cash paid for taxes	$750	$750

Supplemental non-cash investing and financing activities:

Common stock issued for acquisition	$-	$46,000
Notes executed and liabilities assumed in acquisition of subsidiary	$257,154	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 – ORGANIZATION AND BUSINESS DESCRIPTION

On June 8, 2012, in expectation of going public, a share exchange was effected in which Sterling Consolidated Corp., delivered 30,697,040 shares to shareholders of Sterling Seal and Supply, Inc. (“Sterling Seal”); 1,500,000 shares to the shareholders of Integrity Cargo Freight Corporation (“Integrity”); 540,000 shares to the members of Q5 Ventures, LLC (“Q5”) and 1,080,000 shares to the members of ADDR Properties, Inc. (“ADDR”). The existing shareholders of Sterling Consolidated Corp (“Sterling Consolidated” or “the Company”) retained 2,880,000 shares resulting in a total of 36,697,040 shares outstanding post-share exchange. The resultant structure is such that Sterling Consolidated is effectively a holding corporation with 100 percent ownership of Sterling Seal and Supply, Inc., Integrity, Q5 and ADDR. The consolidated financial statements presented herein are presented as if the share exchange had occurred at January 1, 2011.

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

Stock Split

On February 1, 2012, the Sterling Seal and Supply Inc. enacted a 150,000-for-1 forward stock split converting its 200 shares of common stock outstanding to 30 million common shares.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of Sterling Consolidated Corp. and its four wholly-owned subsidiaries. The subsidiaries were acquired by Sterling Consolidated Corp. through a share exchange agreement effected on June 8, 2012. The consolidated financial statements presented herein, are presented as if the business combination via share exchange and the stock split in Sterling Seal and Supply, Inc. were effective at the beginning of the periods being reported on. ADDR, Integrity, Q5 and Sterling Seal were under the control of Angelo DeRosa and/or Darren DeRosa for the periods being reported on. All significant intercompany transactions have been eliminated. Hereafter the consolidated accounts of Sterling Consolidated Corp and its subsidiaries are referred to as “the Company”.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $137,000 and $128,162 as of December 31, 2014 and 2013, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $125,000 and $125,000 as of December 31, 2014 and 2013, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

We test goodwill balances as of July 1 for impairment on an annual basis during the third quarter, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow methodology. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. At December 31, 2014, goodwill consisted of a $970 excess of purchase price over net assets acquired in the asset acquisition from Superior Seal and no impairment of goodwill was recorded by the Company.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purpose of reviewing restaurant assets to be held and used for potential impairment, assets are grouped together at the market level, or in the case of a potential relocation or closure, at the restaurant level. The Company manages its restaurants as a group with significant common costs and promotional activities. As such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2014 and 2013.

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

Depreciation is computed for consolidated financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Classification	Estimated Useful Lives
Building and leasehold improvements	10 – 40 years
Machinery and equipment	5 – 10 years
Furniture and fixtures	5 – 10 years
Vehicles	10 years
Software	3 years

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

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $322,150 and $388,204, for the years ended December 31, 2014 and 2013, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2014 and 2013, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Company currently has 2012 under federal examination. Tax years 2011, 2012, 2013 and 2014 are subject to federal and state tax examination under the current statutes.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

▪	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
▪	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).
▪	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Interest Rate Swap Contract

The Company used an interest rate swap contract to manage risks related to interest rate movements up until October 8, 2013 when the mortgage was refinanced. The Company recognizes its interest rate swap contract as a derivative, which is recognized on the balance sheet at fair value at the end of each period. The interest rate swap contract is designated as and has met all of the criteria for a cash flow hedge. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of each hedge. Changes in the fair value of the derivative are recorded in accumulated other comprehensive loss. The total unrealized gain or (loss) recorded in accumulated other comprehensive gain or loss amounted to $-0- and ($10,076) at December 31, 2014 and 2013, respectively.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2014 and 2013, the Company has assets and liabilities in cash, various receivables, investments, and various payables. Management believes that they are being presented at their fair market value.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2014	Interest rate swap	$-	$-	$-	$-
2013	Interest rate swap	$-	$-	$-	$-
2014	Cash and equivalents	$13,458	$-	$-	$13,458
2013	Cash and equivalents	$543,945	$-	$-	$543,945

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2014 and 2013 one (1) customer represented 12.2% and 11% of accounts receivable, respectively. This same customer accounted for 9.4% and 10.4% of sales for the years ended December 31, 2014 and December 31, 2013, respectively.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the period end stock price is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2014 and 2013, there were no outstanding common stock equivalents, thus fully diluted earnings per share and basic earnings per share were the same figure.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recently Issued Accounting Standards

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTES RECEIVABLE

In 2013, a loan was made to a non-officer employee in the amount of $3,000. In 2012, the Company recorded two (2) loans to non-officer employees in the net amount of $28,201 and $3,000. The loan for $28,201 bears interest at 5% over 3 years. The other notes have no specific repayment terms and the borrowers may repay these notes at any time, in whole or in part, without penalty or additional interest. The aggregate balance as of December 31, 2014 and December 31, 2013 was $40,242 and $40,176, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2014 and 2013 the Company’s property and equipment consisted of the following:

	2014	2013
Land, building & leasehold improvements	$2,488,439	$2,342,747
Machinery and equipment	911,429	785,367
Vehicles	221,709	197,943
Total property and equipment	3,621,577	3,326,057

Less: accumulated depreciation	1,039,703	731,060
Property and equipment, net	$2,581,874	$2,594,997

Depreciation expense included as a charge to income was $141,407 and $119,531 for the year ended December 31, 2014 and 2013, respectively.

NOTE 5 – BUSINESS ACQUISITION

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

Pursuant to the stock purchase agreement, the purchase price consisted of a one-time cash payment of $250,000, the execution of a promissory note of $150,000 which bears interest of 5 percent per annum and stipulating payments according the following schedule:

▪	$75,000 of principal and $3,750 of interest due on October 1, 2014;
▪	$75,000 of principal and $3,750 of interest due on October 1, 2015;

The stock purchase agreement stipulates year one earn out payments as follows:

▪	$50,000 if subsidiary revenues are between $700,000 and $800,000 within one year after the closing date;
▪	$75,000 if subsidiary revenues are between $800,000 and $900,000 within one year after the closing date;
▪	$100,000 if subsidiary revenues are greater than or equal to $900,000 within one year after the closing date.

The stock purchase agreement stipulates year two earn out payments as follows:

▪	$25,000 if subsidiary revenues are between $700,000 and $800,000 between year one and year two after the closing date;
▪	$37,500 if subsidiary revenues are between $800,000 and $900,000 between year one and year two after the closing date;
▪	$50,000 if subsidiary revenues are greater than or equal to $900,000 between year one and year two after the closing date.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$250,000
Face value of promissory note	150,000
Estimated value of contingent consideration related to earn out payments	37,500
Liabilities assumed	69,654
Total purchase price	$507,154

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 5 – BUSINESS ACQUISITION (CONTINUED)

Consideration received:
Cash	$495
Accounts receivable	95,126
Inventories	94,914
Other current assets	172
Property and equipment, net	26,350
Identifiable intangible assets
Customer list	290,097
Total assets acquired	$507,154

NOTE 6 – ASSET PURCHASE

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

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 7 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2014	2013

Goodwill	$970	$970
Identified intangible assets (customer lists)	290,097	-
Accumulated amortization	(14,518)	-
Intangible assets, net	$276,549	$970

Weighted-average remaining life	14.25 years	-

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $14,518 and $-0- for the years ended December 31, 2014 and 2013, respectively. No impairment or other charges to income were recorded for the years ended December 31, 2014 and 2013, respectively.

NOTE 8 – LINES OF CREDIT

During 2012 and through October 8, 2013 the Company had a line of credit from PNC Bank in the amount of $900,000 which bore interest at London Interbank Offered Rate (“LIBOR”) plus 3.75%. The line was renewed in September 2012 at the rate of LIBOR plus 3.00% for a term of one (1) year expiring September 30, 2013. As of December 31, 2013 the Company had drawn down $-0-on the PNC line and was not in violation of any of its financial covenants. In May of 2012, the Company went into default on the Line, but obtained a waiver until the line was renewed in September of 2012. The PNC line of credit was secured by the assets of the Company and guaranteed by the CEO and Chairman of the Company. The bank required that the company subordinate $1,200,000 of the loan outstanding to the Chairman, Angelo DeRosa until September 30, 2013. For the year ended December 31, 2012, the Company had accrued and paid $21,710 of interest on the line of credit until it was retired on October 8, 2012.

On October 8, 2013, the Company obtained a new line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2014 and 2013 the published prime rate was 3.25%. As of December 31, 2014 and 2013, the Company had drawn down $1,190,272 and $1,200,605, respectively, on the bank line of credit. In 2014, the Company inadvertently broke a bank covenant by obtaining a third-party lease to finance its acquisition of ERP software. The Company has requested and expects to obtain a waiver from its bank regarding this covenant.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 9 – NOTES PAYABLE AND DEBT

At December 31, 2014 and 2013, long-term debt consisted of the following:

	December 31, 2014	December 31, 2013
Mortgage payable, due in monthly installments of principal and interest through October 8, 2018. Interest is charged variably at 2.25% above the LIBOR rate. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO.	$1,168,024	$1,195,434

Vehicle loan secured by the vehicle, maturing on November 21, 2017. Interest is charged at 3.9% per annum.	27,984	36,870

Financing agreement on software purchase, maturing on March 31, 2017. Interest is charged at 5.0% per annum.	75,000	-

Buyout agreement related to business acquisition, maturing on October 8, 2015. Interest is charged at 6.8% per annum.	49,215	-
Total long-term debt	1,320,223	1,232,304

Less current portion of long-term debt	(134,451)	(36,294)
Long-term debt	$1,185,772	$1,196,010

Future minimum principal payments due in each of the years subsequent to December 31, 2014 are as follows:

Years Ending December 31	Future Minimum Principal Payments

2015	$134,451
2016	59,450
2017	40,522
2018	1,085,800
Thereafter	-
Total	$1,320,223

For the year ended December 31, 2014 and 2013, the Company accrued $53,728 and $48,084 in interest expense on long-term debt.

NOTE 10 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2014, the Company accrued interest of $48,755 and paid $56,122 on the related party note, leaving an ending balance on the note of $1,705,401. For the year ended December 31, 2013, the Company accrued $51,012 and borrowed additional funds, net of repayments of $15,347 on the related party note, leaving an ending balance on the note of $1,712,768. Of these amounts, $52,702 and $50,083 have been classified as current liabilities as of December 31, 2014 and 2013, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 11 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company leased its office and warehouse space in Indiana under a non-cancelable agreement which expired September 30, 2013. The Company's North Carolina and Pennsylvania facilities are currently under a month-to-month lease and have no future commitments.

There are no future minimum lease payments in the years subsequent to December 31, 2014.

NOTE 12 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2014 and 2013, $-0- and $-0- was owed under the defined contribution retirement plan, respectively.

NOTE 13 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2014 and 2013 the Company had 40,517,540 and 37,824,040 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

During the year ended December 31, 2014, the Company issued 2,468,500 shares of common stock for cash for total proceeds, net of stock offering costs, of $117,136. The Company also issued 225,000 of common stock for services valued at $15,875 or $0.07 per share. The fair value of stock issued for cash was based on the closing price of the Company’s common stock on the date of issuance.

During the year ended December 31, 2013, the Company issued 425,000 shares of common stock for cash at $0.14 per share for total proceeds of $60,650. The Company also issued 125,000 of common stock for services valued at $28,438 or $0.23 per share. The Company also issued 200,000 shares of common stock valued at $46,000 or $0.23 per share to acquire an asset group. The value of the shares issued for services and the shares issued to acquire the asset group were based on the closing price of the Company’s common stock on the date of issuance.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 14 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2014	2013

Current Assets and Liabilities:
Provision for doubtful accounts	$52,354	$52,354
Vacation Accrual	7,790
Federal Net Operating Loss Deduction	-	73,722
Total	60,144	126,076
Valuation Allowance	-	-
Current Deferred Tax Asset, net	60,144	126,076

Noncurrent Assets and Liabilities:
Depreciation	9,197	(20,381)
Total	9,197	(20,381)
Valuation Allowance	-	-
Noncurrent Deferred Tax Liability, net	$9,197	$(20,381)

Total Deferred Tax - Asset, net	$69,341	$105,695

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2014	2013
Deferred tax benefit	$(37,368)	$(12,666)
Current provision	171,090	(54,873)
Total Provision for Income Taxes	$133,722	$(67,539)

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2014.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 14 – INCOME TAXES (CONTINUED)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2014		2013
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$61,915	35.00%	$(57,867)	35.00%
State tax, net of Federal effect	8,593	4.86%	(9,672)	5.85%
Total permanent differences	5,556	3.14%	-	0.00%
beginning deferred taxes	-	0.00%	-	0.00%
NOL deduction	57,658	32.59%	-	0.00%
Total tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$133,722	75.59%	$(67,539)	40.85%

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the consolidated financial statements were issued and reports the following:

Since December 31, 2014, the Company has sold 198,000 shares of stock at an average price of $.0338/share for total proceeds of $6,701.

