Form 10-Q
period 2015-03-31
STERLING CONSOLIDATED Corp
filed 2015-05-21
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐ No ☒

As of May 20, 2015, there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,587	$13,458
Account receivable, net	975,320	979,421
Inventory, net of reserve	2,794,549	2,889,107
Notes receivable and other current assets	117,606	71,786

Total current assets	3,898,062	3,953,772

Property and equipment, net	2,548,146	2,581,874
Goodwill and other intangibles	271,699	276,549
Deferred tax asset	69,341	69,341

Total assets	$6,787,248	$6,881,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,112,446	$1,008,093
Bank line of credit	1,190,272	1,190,272
Other liabilities	123,403	269,255
Current notes payable, related parties	51,012	52,702
Current portion of long-term notes payable	160,090	134,451
		-
Total current liabilities	2,637,223	2,654,773

Other liabilities
Long-term notes payable, related parties	1,652,699	1,652,699
Long-term notes payable	1,150,144	1,185,772
Total other liabilities	2,802,843	2,838,471

Total liabilities	5,440,066	5,493,244

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,517,540 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	40,716	40,518
Additional paid-in capital	1,446,237	1,439,734
Accumulated other comprehensive loss	(11,800)	(11,800)
Accumulated deficit	(127,971)	(80,160)
Total stockholders' equity	1,347,182	1,388,292

Total liabilities and stockholders' equity	$6,787,248	$6,881,536

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,

	2015	2014

Revenues
O-rings and rubber product sales	$1,701,938	$1,712,834
Freight services	35,728	26,315
Total revenues	1,737,666	$1,739,149

Cost of sales
Cost of goods	1,215,395	1,077,980
Cost of services	47,650	56,326
Total cost of sales	1,263,045	1,134,306

Gross profit	474,621	604,843

Operating expenses
Sales and marketing	64,999	51,535
General and administrative	438,061	395,900
Total operating expenses	503,060	447,435

Operating income (loss)	(28,439)	157,408

Other income and expense
Other income (expense)	(18,928)	20,663
Interest expense	(37,932)	(34,967)
Total other expense	(56,860)	(14,304)

Income (loss) before provision for income taxes	(85,299)	143,104

Provision (benefit) for income taxes	(37,488)	57,242

Net income (loss)	(47,811)	85,862

Other comprehensive income
Unrealized gain/(loss) on interest rate swap contract	-	-
Comprehensive income	$(47,811)	$85,862

Net income per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic and diluted	40,519,740	37,824,229

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Other assets	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net Income	$(47,811)	$85,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,728	27,106
Amortization	4,850	-
Accrued Interest	-	12,846
Changes in operating assets and liabilities:
Accounts receivable	4,101	(292,367)
Inventory	94,558	317,234
Deferred tax asset	-	57,242
Other assets	(45,820)	(833)
Accounts payable and accrued interest payable	104,353	(366,852)
Other liabilities	(145,852)	5,730
Net cash provided by (used in) operating activities	2,107	(154,032)

Cash flows from investing activities
Purchase of fixed assets	-	(83,440)

Net cash used in investing activities	-	(83,440)

Cash flows from financing activities
Net borrowings/(paydown) of bank line of credit	-	33,167
Payments on notes payable	(9,989)	(9,041)
Net loan (paid) - related party	(1,690)	(9,949)
Net proceeds(cost) of common stock after issuance costs	6,701	(3,200)

Net cash provided by (used in) financing activities	(4,978)	10,977

Net change in cash and cash equivalent	(2,871)	(226,495)

Cash and cash equivalent at the beginning of period	13,458	543,945

Cash and cash equivalent at the end of period	$10,587	$317,450

Supplemental disclosures of cash flow Information:
Cash paid for interest		$22,125
Cash paid for taxes	$750	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and March 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2014.

There have been no changes in the Company's significant accounting policies for the periods ended March 31, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

MARCH 31, 2015

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three month periods ended March 31, 2015 and 2014, respectively.

NOTE 3- STOCK ISSUANCE

In the first quarter of 2015, the Company issued 198,000 shares of stock under its equity credit facility for total proceeds (net of issuance costs) of $6,701.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through May 20, 2015. None were noted.

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

Results of Operations

Comparison for the three months ended March 31, 2015 and 2014

Net Revenue

Net revenue decreased by approximately $1,483 or approximately 0%, from $1,739,149 for the three months ended March 31, 2014 to $1,737,666 for the three months ended March 31, 2015. This decrease is due primarily to slower procurement of inventory in the 4th of quarter of 2014 which led to longer sales lead times in the 1st quarter of 2015. The decrease was offset by an incremental sales increase of $136K from the Company’s purchase of R.G. Sales Inc. on April 1, 2014.

Total Cost of Sales

Cost of sales increased by approximately $128,739 or approximately 11.3%, from $1,134,306 for the three months ended March 31, 2014 to $1,263,045 for the three months ended March 31, 2015. This increase is due primarily to increased labor and benefit costs as a result of higher headcount and the higher cost of domestically sourced products.

Gross profit

Gross profit decreased by approximately $130,222 or approximately 22%, from $604,843 for the three months ended March 31, 2014 to $474,621 for the three months ended March 31, 2015. This decrease is due primarily to the increase cost of goods sold described above.

Net Income

As a result of the above factors, the Company showed a net loss $47,811 for the three months ended March 31, 2015, as compared to net income of $85,862 for the three months ended March 31, 2014. This decrease of $133,673 or approximately 156% is attributed to the increased cost of goods sold and operating expenses described above.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At March 31, 2015, we had cash and cash equivalents of approximately $10,587 as compared to approximately $13,458 as of December 31, 2014, representing a decrease of $2,871. This decrease can be explained by net cash provided by operating activities of $2,107 primarily attributed to the production of a net operating loss and the decrease of other liabilities in the amount of $145,852 offset by an increase in inventory of $94,557 and a paydown of accounts payable of $104,353; net cash used in investing activities of $0; and net cash used in financing activities of $4,978, primarily attributed to payments on notes payable of $9,989 and offset by stock sales for cash of $6,701. At March 31, 2015, our working capital was approximately $1,260,839.

The cash flow from operating activities increased from net cash used of $154,032 for the quarter ended March 31, 2014 to net cash provided of $2,107 for the quarter ended March 31, 2015. This increase of $156,139is primarily attributed to reduced paydown of accounts payable as the Company increased its overall accounts payable turnover rate, offset by reduced other liabilities.

The cash flow from financing activities decreased from net cash provided of $10,977for the quarter ended March 31, 2014 to net cash used of $4,978 for the quarter ended March 31, 2015. This decrease is primarily attributed to the paydown of notes payable of $9,989, which was partially offset by sales of stock which produced $6,701.

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

Revenue recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 605 “Revenue Recognition” which contains Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In the case of Sterling Seal, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 605-45 " Revenue Recognition: Principal Agent Considerations " since Integrity is the primary obligor in its shipping arrangements. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of O-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties.

Income taxes

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2014, the Company had no uncertain tax positions.

Fair values of financial instruments

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2015:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

* Filed herewith.

** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERLING CONSOLIDATED CORP.

By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Principal Executive Officer)

Dated: May 20, 2015

By:	/s/Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 20, 2015

