Form 10-Q
period 2015-06-30
STERLING CONSOLIDATED Corp
filed 2015-08-19
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

As of August 19, 2015, there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84,699	$13,458
Account receivable, net	825,366	979,421
Inventory, net of reserve	2,776,014	2,889,107
Notes receivable and other current assets	135,081	71,786

Total current assets	3,821,160	3,953,772

Property and equipment, net	2,596,842	2,581,874
Goodwill and other intangibles, net	266,849	276,549
Deferred tax asset	69,341	69,341

Total assets	$6,754,192	$6,881,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,018,408	$1,008,093
Bank line of credit	1,242,548	1,190,272
Other liabilities	138,759	269,255
Current portion of notes payable, related parties	52,702	52,702
Current portion of long-term notes payable	160,089	134,451
		-
Total current liabilities	2,612,506	2,654,773

Other liabilities
Long-term notes payable, related parties, net of current portion	1,673,015	1,652,699
Long-term notes payable, net of current portion	1,143,292	1,185,772
Total other liabilities	2,816,307	2,838,471

Total liabilities	5,428,813	5,493,244

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,517,540 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	40,716	40,518

Additional paid-in capital	1,446,237	1,439,734
Accumulated other comprehensive loss	(11,800)	(11,800)
Accumulated deficit	(149,774)	(80,160)
Total stockholders' equity	1,325,379	1,388,292

Total liabilities and stockholders' equity	$6,754,192	$6,881,536

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2015	2014	2015	2014

Revenues
O-rings and rubber product sales	$1,625,649	$1,839,616	$3,327,587	$3,552,450
Freight services	60,214	44,895	95,942	71,210
Total revenues	1,685,863	$1,884,511	3,423,529	$3,623,660

Cost of sales
Cost of goods	1,124,370	1,197,065	2,339,765	2,275,045
Cost of services	75,496	53,054	123,146	109,380
Total cost of sales	1,199,866	1,250,119	2,462,911	2,384,425

Gross profit	485,997	634,392	960,618	1,239,235

Operating expenses
Sales and marketing	46,545	48,229	111,544	99,764
General and administrative	478,058	501,067	916,119	890,087
Total operating expenses	524,603	549,296	1,027,663	989,851

Operating income (loss)	(38,606)	85,096	(67,045)	249,384

Other income and expense
Other income (expense)	32,629	118	13,701	13,901
Interest expense	(24,747)	(32,320)	(62,679)	(67,287)
Total other expense	7,882	(32,202)	(48,978)	(53,386)

Income (loss) before provision for income taxes	(30,724)	52,894	(116,023)	195,998

Provision (benefit) for income taxes	(8,921)	11,157	(46,409)	68,399

Net income (loss)	$(21,803)	$41,737	$(69,614)	$127,599

Net income (loss)per share of common stock:
Basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic and diluted	40,715,540	39,618,062	40,618,181	38,811,631

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Other assets	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net Income (Loss)	$(69,614)	$127,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,612	69,048
Stock issued for services		8,875
Changes in operating assets and liabilities:
Accounts receivable	154,055	(290,675)
Inventory	113,093	169,975
Deferred tax asset	-	68,399
Other assets	(63,295)	(5,643)
Accounts payable and accrued interest payable	32,631	(353,814)
Other liabilities	(130,496)	127,752
Net cash provided by (used in) operating activities	107,986	(78,484)

Cash flows from investing activities
Purchase of fixed and intangible assets	(76,880)	(125,945)
Purchase of stock of acquired company		(249,505)

Net cash used in investing activities	(76,880)	(375,450)

Cash flows from financing activities
Net borrowings/(paydown) of bank line of credit	52,276	(86,833)
Payments on notes payable	(16,842)	(18,105)
Net loan (paid) - related party	(2,000)	843
Net proceeds(cost) of common stock after issuance costs	6,701	111,340

Net cash provided by financing activities	40,135	7,245

Net change in cash and cash equivalent	71,241	(446,689)

Cash and cash equivalent at the beginning of period	13,458	543,945

Cash and cash equivalent at the end of period	$84,699	$97,256

Supplemental disclosures of cash flow information:
Cash paid for interest	$50,306	$67,287
Cash paid for taxes	$750	$-

Supplemental non-cash investing and financing activities:
The Company purchased 100% of the stock of RG Sales Inc. for $400,000. In conjunction with the acquisition liabilities were assumed as follows:
Fair values of assets acquired	$-	$507,154
Cash paid for stock of acquiree	-	250,000
Note payable issued for stock of acquiree	-	150,000
Contingent consideration	-	37,500
Liabilities assumed	-	69,654

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended , and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and June 30, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2014.

There have been no changes in the Company's significant accounting policies for the periods ended June 30, 2015 and March 31, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the six month periods ended June 30, 2015 and 2014, respectively.

NOTE 3- STOCK ISSUANCE

In the first quarter of 2015, the Company issued 198,000 shares of stock under its equity credit facility for total proceeds (net of issuance costs) of $6,701.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through August 19, 2015. None were noted.

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

Results of Operations

Comparison for the three months ended June 30, 2015 and 2014

Revenue

Revenue decreased by approximately $198,648 or approximately 10.5%, from $1,884,511 for the three months ended June 30, 2014 to $1,685,863 for the three months ended June 30, 2015. This decrease is due primarily to a slow-down in the mining sector which reduced demand for o-rings and reduction in sales to two larger clients due to technological advances in their product manufacturing.

Total Cost of Sales

Cost of sales decreased by approximately $50,253 or approximately 4.2%, from $1,250,119 for the three months ended June 30, 2014 to $1,199,866 for the three months ended June 30, 2015. The decrease in cost of sales was attributed to a commensurate decrease in revenues as described above offset by higher labor costs due to increased headcount and higher costs for domestically sourced products.

Gross profit

Gross profit decreased approximately $148,495, or approximately 23%, from $634,392 for the three months ended June 30, 2014 to $485,997 for the three months ended June 30, 2015. This decrease can be attributed to the above described revenue and cost of sales decreases.

Net Loss

As a result of the above factors, our net loss was $21,803 for the three months ended June 30, 2015, as compared to net income of $41,737 for the three months ended June 30, 2014. This was a decrease of $63,540 or approximately 152%.

Comparison for the six months ended June 30, 2015 and 2014

Revenue

Revenue decreased by approximately $200,131 or approximately 5.5%, from $3,623,660 for the six months ended June 30, 2014 to $3,423,529 for the six months ended June 30, 2015. This decrease is due to decreased demand for o-rings in the mining sector and reduction in purchases from two customers due to technological advances in their products that reduced the need for o-rings.

Total Cost of Sales

Cost of sales increased by $78,000 or approximately 3%, from $2,384,425 for the six months ended June 30, 2014 to $2,462,911 for the six months ended June 30, 2015. The increase in cost of sales was attributed to increased cost of labor due to additional headcount and the higher cost of domestically sourced product offset by the above described decrease in sales.

Gross profit

Gross profit decreased approximately $278,617, or approximately $23%, from $1,239,235 for the six months ended June 30, 2014 to $960,618 for the six months ended June 30, 2015. This decrease can be attributed to the above described changes in revenue and cost of sales.

Net Loss

As a result of the above described changes in revenue and cost of sales, our net loss was $69,614 for the six months ended June 30, 2015, as compared to net income of $127,599 for the six months ended June 30, 2014. This was a decrease of $197,213 or approximately 155%.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At June 30, 2015, we had cash and cash equivalents of approximately $84,699 as compared to approximately $13,458 as of December 31, 2014, representing an increase of $71,241. This increase can be explained by net cash provided by operating activities of $107,986 primarily attributed to increased collections of accounts receivable; net cash used in investing activities of $76,880 due to investment in the company’s e-commerce website; and net cash provided by financing activities of $40,135, primarily attributed drawdown on the Company’s line of credit. At June 30, 2014, our working capital was approximately $1,208,654.

The cash flow from operating activities increased from net cash used of $78,484 for the six months ended June 30, 2014 to net cash provided of $107,986 for the six months ended June 30, 2015. This increase of $186,470 is primarily attributed to increased AR collections and utilization of existing inventory for sales.

The cash flow from investing activities decreased from net cash used of $375,450 for the six months ended June 30, 2014 to net cash used of $76,880 for the six months ended June 30, 2015. This decrease is primarily attributed to the fact that in the 6 months ended June 30, 2014 the company acquired its current Pennsylvania unit, RG Sales Inc.

The cash flow from financing activities increased from net cash provided of $7,245 for the six months ended June 30, 2014 to net cash provided of $40,135 for the six months ended June 30, 2015. This increase is primarily attributed to a drawdown of approximately $52,276 on the Company’s line of credit.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2015:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Sterling Seal and Supply, Inc., the Company’s main operating entity, is currently under audit by the IRS for the tax year 2012. The audit is not yet complete and no assessment has been made.

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

Dated: August 19, 2015

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 19, 2015

