Form 10-Q
period 2015-09-30
STERLING CONSOLIDATED Corp
filed 2015-11-16
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐  No ☒

As of  November 16, 2015, there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2015

2

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,921	$13,458
Account receivable, net	723,418	979,421
Inventory, net of reserve	2,721,446	2,889,107
Notes receivable and other current assets	41,769	71,786

Total current assets	3,509,554	3,953,772

Property and equipment, net	2,489,020	2,581,874
Goodwill and other intangibles	308,249	276,549
Deferred tax asset	69,341	69,341

Total assets	$6,376,164	$6,881,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,073,068	$1,008,093
Bank line of credit	1,246,548	1,190,272
Other liabilities	37,564	269,255
Current notes payable, related parties	52,702	52,702
Current portion of long-term notes payable	60,801	134,451
		-
Total current liabilities	2,470,683	2,654,773

Other liabilities
Long-term notes payable, related parties	1,685,439	1,652,699
Long-term notes payable	1,142,752	1,185,772
Total other liabilities	2,828,191	2,838,471

Total liabilities	5,298,874	5,493,244

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,517,540 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	40,716	40,518
Additional paid-in capital	1,446,237	1,439,734
Accumulated other comprehensive loss	(11,800)	(11,800)
Accumulated deficit	(397,863)	(80,160)
Total stockholders' equity	1,077,290	1,388,292

Total liabilities and stockholders' equity	$6,376,164	$6,881,536

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues
O-rings and rubber product sales	$1,466,942	$1,622,191	$4,794,529	$5,174,641
Freight services	39,479	20,264	135,421	91,474
Total revenues	1,506,421	$1,642,455	4,929,950	$5,266,115

Cost of sales
Cost of goods	1,214,668	1,059,247	3,554,433	3,334,292
Cost of services	53,667	67,435	176,813	176,815
Total cost of sales	1,268,335	1,126,682	3,731,246	3,511,107

Gross profit	238,086	515,773	1,198,704	1,755,008

Operating expenses
Sales and marketing	49,316	71,540	160,860	171,304
General and administrative	449,871	453,285	1,365,990	1,343,372
Total operating expenses	499,187	524,825	1,526,850	1,514,676

Operating income (loss)	(261,101)	(9,052)	(328,146)	240,332

Other income and expense
Other income (expense)	(10,897)	21,334	2,804	35,235
Interest expense	(50,544)	(32,214)	(113,223)	(99,501)
Total other expense	(61,441)	(10,880)	(110,419)	(64,266)

Income (loss) before provision for income taxes	(322,542)	(19,932)	(438,565)	176,066

Provision (benefit) for income taxes	(74,453)	(8,316)	(120,862)	60,083

Net income (loss)	$(248,089)	$(11,616)	$(317,703)	$115,983

Net income per share of common stock:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$0.00

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,366,570	40,650,991	39,344,780

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net Income (Loss)	$(317,703)	$115,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	94,653	98,301
Amortization	9,700	4,835
Bad debt expense	37,121	-
Accrued Interest	37,211	-
Stock issued for services	-	15,875
Changes in operating assets and liabilities:
Accounts receivable	256,003	(163,693)
Inventory	167,661	153,147
Deferred tax asset	-	60,082
Other assets	(7,104)	(5,651)
Accounts payable and accrued interest payable	64,975	(319,786)
Other liabilities	(231,691)	(43,815)
Net cash provided by (used in) operating activities	110,826	(84,722)

Cash flows from investing activities
Purchase of fixed and intangible assets	(43,199)	(124,977)
Purchase of stock of acquired company		(249,505)
Net cash used in investing activities	(43,199)	(374,482)

Cash flows from financing activities
Net borrowings of bank line of credit	56,276	(86,833)
Payments on notes payable	(116,670)	(27,183)
Net loan (paid) - related party	(4,471)	(5,336)
Net proceeds(cost) of common stock after issuance costs	6,701	111,340

Net cash provided by (used in) financing activities	(58,164)	(8,012)

Net change in cash and cash equivalent	9,463	(467,216)

Cash and cash equivalent at the beginning of period	13,458	543,945

Cash and cash equivalent at the end of period	$22,921	$76,729

Supplemental disclosures of cash flow Information:
Cash paid for interest	$76,016	$67,287
Cash paid for taxes	$750	$-

Supplemental non-cash investing and financing activities:
The Company purchased 100% of the stock of RG Sales Inc. for $400,000. In conjunction with the acquisition liabilities were assumed as follows:
Fair values of assets acquired	$-	$507,154
Cash paid for stock of acquiree	-	250,000
Note payable issued for stock of acquiree	-	150,000
Contingent consideration	-	37,500
Liabilities assumed	-	69,654

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and September 30, 2014 are not necessarily indicative of the operating results for the full years.

 NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2014.

There have been no changes in the Company's significant accounting policies for the periods ended September 30, 2015 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

SEPTEMBER 30, 2015

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

Basic and Diluted Earnings (Loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the nine month periods ended September 30, 2015 and 2014, respectively.

NOTE 3- STOCK ISSUANCE

In the first quarter of 2015, the Company issued 198,000 shares of stock under its equity credit facility for total proceeds (net of issuance costs) of $6,701.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through November 16, 2015. None were noted.

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

Results of Operations

Comparison for the three months ended September 30, 2015 and 2014

Revenue

Revenue decreased by approximately $136,034 or approximately 8%, from $1,642,455 for the three months ended September 30, 2014 to $1,506,421 for the three months ended September 30, 2015. This decrease is due primarily to a slow-down in the mining sector which reduced demand for o-rings and reduction in sales to two larger clients due to technological advances in their product manufacturing.

Total Cost of Sales

Cost of sales increased by approximately $141,653 or approximately 13%, from $1,126,682 for the three months ended September 30, 2014 to $1,268,335 for the three months ended September 30, 2015. The increase in cost of sales was attributed to a physical inventory adjustment recorded in the third quarter in the amount of $163,000.

Gross profit

Gross profit decreased approximately $277,687, or approximately 54%, from $515,773 for the three months ended September 30, 2014 to $238,086 for the three months ended September 30, 2015. This decrease can be attributed to the above described revenue decrease and cost of sales increase.

Net Loss

As a result of the above factors, our net loss was $248,089 for the three months ended September 30, 2015, as compared to a net loss of $11,616 for the three months ended September 30, 2014. This was a decrease of $236,473 or approximately 2,036%.

Comparison for the nine months ended September 30, 2015 and 2014

Revenue

Revenue decreased by approximately $336,165 or approximately 6%, from $5,266,115 for the nine months ended September 30, 2014 to $4,929,950 for the nine months ended September 30, 2015. This decrease is due to decreased demand for o-rings in the mining sector and reduction in purchases from two customers due to technological advances in their products that reduced the need for o-rings.

Total Cost of Sales

Cost of sales increased by $220,139 or approximately 6%, from $3,511,107 for the nine months ended September 30, 2014 to $3,731,246 for the nine months ended September 30, 2015. The increase in cost of sales was attributed to an inventory adjustment of $163,000 recorded in the third quarter and increased cost of labor due to additional headcount along with higher cost of domestically sourced product offset by the above described decrease in sales.

Gross profit

Gross profit decreased approximately $556,304, or approximately 32%, from $1,755,008 for the nine months ended September 30, 2014 to $1,198,704 for the nine months ended September 30, 2015. This decrease can be attributed to the above described changes in revenue and cost of sales.

Net Loss

As a result of the above described changes in revenue and cost of sales, our net loss was $317,703 for the nine months ended September 30, 2015, as compared to net income of $115,983 for the nine months ended September 30, 2014. This was a decrease of $433,686 or approximately 373%.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At September 30, 2015, we had cash and cash equivalents of approximately $22,921 as compared to approximately $13,458 as of December 31, 2014, representing an increase of $9,463. This increase can be explained by net cash provided by operating activities of $110,826 primarily attributed to increased collections of accounts receivable; net cash used in investing activities of $43,199 due to investment in the company’s e-commerce website; and net cash used in financing activities of $58,164, primarily attributed to drawdown on the Company’s line of credit. At September 30, 2015, our working capital was approximately $1,038,871.

The cash flow from operating activities increased from net cash used of $84,722 for the nine months ended September 30, 2014 to net cash provided of $110,826 for the nine months ended September 30, 2015. This increase of $195,548 is primarily attributed to increased AR collections and utilization of existing inventory for sales.

The cash flow from investing activities decreased from net cash used of $374,482 for the nine months ended September 30, 2014 to net cash used of $43,199 for the nine months ended September 30, 2015. This decrease is primarily attributed to the completion of a leasehold improvement and acquisition that was executed in 2014.

The cash flow from financing activities decreased from net cash used of $8,012 for the nine months ended September 30, 2014 to net cash used of $58,164 for the nine months ended September 30, 2015. This decrease is primarily attributed to paydown of maturing notes payable.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2015:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2015

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 16, 2015

