Form 10-K
period 2015-12-31
STERLING CONSOLIDATED Corp
filed 2016-08-12
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☒     No ☐

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

Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates (6,633,540) computed by reference to the price at which the common equity was last sold ($0.04), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015): $265,342

As of August 5, 2016, the registrant had 40,715,540 shares of its common stock, par value $0.001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

PART I

Item 1. Business.

Overview

We were incorporated in the State of Nevada as Oceanview Acquisition Corp on January 31, 2011. On May 18, 2012, we amended our Articles of Incorporation to change our name to Sterling Consolidated Corp (the “Company”). We are a holding company, and all of our operations are conducted through our four subsidiaries: Sterling Seal & Supply, Inc. (“Sterling Seal”), ADDR Properties, LLC (“ADDR”), Q5 Ventures, LLC (“Q5”), and Integrity Cargo Freight Corporation (“Integrity”). In June 2012, these four entities became subsidiaries of the Company through an Equity Exchange Agreement by which the shareholders of Sterling Seal, ADDR, Q5, and Integrity became shareholders of the Company and in exchange the Company received all of the authorized and outstanding shares of Sterling Seal, ADDR, Q5, and Integrity. We issued a total of 33,817,040 shares of our common stock to the shareholders of Sterling Seal, ADDR, Q5 and Integrity.

Subsidiaries

Sterling Consolidated Corp. conducts its entire business through its four subsidiaries. Each subsidiary is responsible for a specific business function of the Company. For clarity, an organizational chart of the Company is provided below.

Sterling Seal & Supply, Inc.

Our largest subsidiary is Sterling Seal, a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., which was incorporated in New Jersey and was founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

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

Integrity Cargo Freight Corporation

Our subsidiary, Integrity, is a freight forwarding business. They are primarily responsible for transporting products we order from our suppliers back to our warehouse in Neptune, NJ. After Sterling Seal confirms from its supplier that a product is ready to be picked up, Integrity Cargo is responsible for picking up the products and getting them to the dock and delivered to the Sterling Seal warehouse.

Integrity shares a facility with Sterling Seal and manages the importation of Sterling Seal’s products and its exports to various countries. Currently eighty percent (80%) of Sterling Seal’s imports come from Asia, and ten percent (10%) of the Company’s sales are exported to various countries. However, all payables are billed and collected in USD, so Sterling Seal does not bear any foreign exchange risk on open payables.

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

ADDR Properties, LLC.

ADDR is one of our two subsidiaries that owns real property. ADDR owns a 28,000 square foot facility in Neptune, NJ. Roughly ninety percent (90%) of this property is used by Sterling Seal as its principal executive office and primary warehouse. The Company does not pay rent to ADDR for the use of this facility. The remaining 3,000 square feet of this facility is rented out to the Children’s Center of Monmouth County.

Q5 Ventures, LLC

Q5 owns a 5,000 square foot facility in Apopka, Florida, which is used by Sterling Seal for its Florida operations. This facility was specifically built for Sterling Seal’s operations. Sterling Seal does not pay rent to Q5.

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

This is a competitive advantage for us because we are a larger company that has the cash and other resources that enables us to hold inventory at our warehouse. This helps us maintain a competitive advantage because not only do we have the ability of reducing our costs, we can also decrease the amount of time it takes to deliver orders to our customers, provided that we have the product in our warehouse. Stockpiling inventory also requires capital. Currently, we have over two million dollars in inventory to service our current customers’ demands.

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

Integrity markets through direct sales and referrals only.

Employees

As of August 5, we have 26 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

In 2015ADDR also owned a property in Cliffwood Beach, NJ which was rented to unaffiliated 3rd parties. The property was sold in the 1st quarter of 2016.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Pink under the symbol “STCC”. The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2014
First quarter ended March 31, 2014	$-	$-
Second quarter ended June 30, 2014	$0.19	$0.07
Third quarter ended September 30, 2014	$0.14	$0.06
Fourth quarter ended December 31, 2014	$0.07	$0.04

Fiscal Year 2015
First quarter ended March 31, 2015	$0.065	$0.0319
Second quarter ended June 30, 2015	$0.048	$0.0263
Third quarter ended September 30, 2015	$0.047	$0.032
Fourth quarter ended December 31, 2015	$0.035	$0.012

Approximate Number of Equity Security Holders

As of August 5, 2016 there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors (the “Board”) out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2015.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

Overview

We were incorporated in the State of Nevada as Oceanview Acquisition Corp. on January 31, 2011. On May 18, 2012, we amended our Articles of Incorporation to change our name to Sterling Consolidated Corp.

Our largest subsidiary is Sterling Seal, a New Jersey corporation which was incorporated in 1997. Its predecessor was Sterling Plastic & Rubber Products, Inc., incorporated in New Jersey and was founded in 1970. Sterling Seal engages primarily in the distribution and sale of O-rings, rubber seals, oil seals, custom molded rubber parts, custom Teflon parts, Teflon rods, O-ring cord, bonded seals, O-ring kits, and stuffing box sealant.

We also own real property through our subsidiaries ADDR and Q5. ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is primarily used by Sterling Seal for its operations. ADDR also owns another property in Cliffwood Beach, New Jersey, that was previously occupied by Sterling Seal and is now rented out to tenants. Q5 owns a 5,000 square foot facility that is used by Sterling Seal in Florida.

In addition, our subsidiary Integrity is a freight forwarding business. Integrity shares a facility with Sterling Seal and manages the importation of Sterling Seal’s products and exports products on behalf of Sterling Seal to various countries.

We restated our financial statements for the year ended December 31, 2014 because we omitted a calculation of an interest rate swap mark-to-market which is used to hedge our variable rate mortgage into a fixed rate instrument.

Results of Operations

Comparison of the year ended December 31, 2015 and 2014

Revenues

For the years ended December 31, 2015 and 2014 we generated revenues of $6,399,337 and $6,827,420, respectively. This represents a decrease of $428,083 or approximately 6.3%. The reason for the decrease was overall slowdown in the industrial economy which created a slowdown in customer o-ring purchases.

Total Cost of Sales

For the years ended December 31, 2015 and 2014 our overall cost of sales was $5,170,346 and $4,847,714, respectively. This represents an increase of $322,632 or 6.7%. The reason for the increase was increased labor costs due to the Company’s acquisition of R.G. Sales Inc. in April of 2014 coupled with additional headcount of 2 personnel in New Jersey. Additionally, the company had a non-recurring inventory adjustment of $163,000 in the third quarter of 2015.

Gross profit

For the years ended December 31, 2015 and 2014 our gross profit was $1,228,991 and $1,979,706, respectively. This represents a decrease of $750,715 or 37.9%. This decrease can be attributed to the above described revenue decrease and cost of sales increase.

Operating Expenses

For the years ended December 31, 2015 and 2014 we incurred operating expenses of $1,546,442 and $1,673,437, respectively. This represents a decrease of $126,995 or 7.6% explained primarily by a decrease in general and administrative expenses of $130,095

The decrease in general and administrative expenses is attributed to decreases of $43,000 in IR/PR expenses, $36,000 in legal and accounting, $26,000 in commissions and fees expense and $18,000 in lease equipment expense.

Net Income (Loss)

As a result of the above factors, our net loss was $515,229 for the year ended December 31, 2015, as compared to net income of $17,835 for the year ended December 31, 2014.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2015, we had cash and cash equivalents of $31,429 as compared to $13,458 as of December 31, 2014, representing an increase of $17,791. This increase can be explained by net cash provided by operating activities of $167,057; net cash used in investing activities of $78,235; and net cash used in financing activities of $70,849. At December 31, 2015 and 2014, our working capital was approximately $892,538 and $1,326,356 respectively.

The cash flows from operating activities increased from net cash used of $215,774 for the year ended December 31, 2014 to net cash provided of $167,057 for the year ended December 31, 2015. This increase is primarily attributed to collections of accounts receivables.

The cash flow from investing activities reflects a decrease of capital spending from net cash used of $351,207 for the year ended December 31, 2014 to net cash used of $78,235 for the year ended December 31, 2015. This decrease can be explained by the fact that the company expended $249,505 in 2014 on a business acquisition and did not make an acquisition in 2015.

The cash flow from financing activities decreased from net cash provided of $36,494 for the year ended December 31, 2014 to net cash used of $70,849 for the year ended December 31, 2015. This decrease is primarily attributed to paydown of notes payable.

Bank Loans

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2015 and 2014 the published prime rate was 3.5% and 3.25%, respectively. As of December 31, 2015 and 2014, the Company had drawn down $1,245,316 and $1,190,272, respectively, on the bank line of credit. In 2015 the Company was in violation of its covenant with the bank and is seeking waiver. In 2014, the Company inadvertently broke a bank covenant by obtaining a third-party lease to finance its acquisition of ERP software.

The Company currently has a $1,140,617 mortgage outstanding. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5 year term expiring in October of 2018.

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

Property, Plant and Equipment

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

Expenses

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight is included in cost of goods on the Statements of Operations.

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

Income Tax

Sterling Seal and Integrity’s S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling Seal and Integrity's inception in 1997 and 2008, respectively, the Companies were not subject to federal and state income taxes as they were operating under an S-Corporation election. As of January 1, 2012, both Sterling Seal and Integrity became subject to corporate federal and state income taxes.  The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation federal and state income taxes for the periods presented.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2015 and 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2013 and 2014 and 2015 are subject to federal and state tax examination under the current statutes.

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

☐	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

☐	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

☐	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that, due to the control deficiencies that represent material weaknesses discussed below, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our Board serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.

(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of June 15, 2016. Our Executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	74	Chairman of the Board
Darren DeRosa	42	Chief Executive Officer
Scott Chichester	46	Chief Financial Officer

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Angelo DeRosa, Chairman of the Board

Angelo DeRosa founded the Company’s predecessor entity, Sterling Plastic & Rubber Products, Inc. in 1970. Angelo currently serves as Chairman of the Board and is responsible for the financing and overall management of the entire organization. He also maintains key relationships with customers, banking institutions and industrial affiliations. Angelo studied Business Administration while attending Fairleigh Dickinson University. He is currently involved in multiple charitable organizations, including serving as treasurer of the Holmdel First Aid.

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

Mr. Chichester founded DirectPay USA LLC, a payroll company in 2006 and foundedMadison Park Advisors LLC, an advisory services company, in 2010. None of these companies are a parent, subsidiary or other affiliate of the registrant.

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 50 funds; ARK Investment Trust (ETF Fund Complex) 4 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014); Bayview Acquisition Corp (2010-August 13, 2012).

Identification of Certain Significant Employees

Fred Zink, President of Sterling Seal

Fred Zink, 66, has served as President of Sterling Seal since 2008.  All of the divisional Vice Presidents report directly to Mr. Zink.  He is also responsible for all activities related to human resources, accounting and productivity.  Mr. Zink also manages the sales and support staff for Sterling Seal for the southeast region.  Mr. Zink graduated from Mount Wachusett Community College in 1969 with an associate’s degree in Business Administration.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by the Board.

Code of Ethics

We do not have a code of ethics that applies to our officers, employees and directors.

Corporate Governance

The business and affairs of the Company are managed under the direction of our Board. Each of our directors has attended all meetings either in person or via telephone conference. In addition to the contact information in this annual report, each stockholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual stockholders meetings. All communications from stockholders are relayed to the members of the Board.

Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. The Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our Company’s assessment of risks. The Board focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by the Company are consistent with the Board’s appetite for risk. While the board oversees our Company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under the Exchange Act and therefore its directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are not required to comply with Section 16 of the Exchange Act.

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015, and 2014 in all capacities. Our named executive officers for 2014 and 2015 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. . No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2015	$154,054	0	0	0	0	0	0	$
	2014	$161,091	0	0	0	0	0	0		$161,091
Scott Chichester, Chief Financial Officer	2015	$34,423	0	0	0	0	0	10,000		$44,423
	2014	$0	0	0	0	0	0	0		$0
Fred Zink, President of Sterling Seal	2015	$85,192	0	0	0	0	0	0		$85,192
	2014	$87,760	0	0	0	0	0	0		$87,760

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the years ended December 31, 2015 and 2014.

Compensation of Directors

The following table provides information for 2015 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2015. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa, Chairman of the Board	2015	$0	0	0	$0
	2014	$0	0	0	$0

Employment Agreements

Currently, we do not have any employment agreement in place with any of our officers and directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 5, 2016, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000	(5)	40.67%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,460,000	(6)	40.43%

Scott R. Chichester (4) 676a 9th Ave. Ste 239 New York, NY 10036	1,027,000		2.52%

Fred Zink 1105 Green Grove Road Neptune, New Jersey 07753	35,000		* %

All Executive Officers and Directors as a group (4 persons)	34,082,000		83.71%

(1)	Based on 40,715,540 shares of common stock outstanding as of August 5, 2016.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.

(3)	Darren DeRosa is the Chief Executive Officer of the Company.

(4)	Scott Chichester is the Chief Financial Officer of the Company.

(5)	Includes 16,290,000 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.

(6)	Includes 16,190,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

*	Less than 1%.

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

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the Company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2014, the Company accrued interest of $48,755 and paid $56,122 on the related party note, leaving an ending balance on the note of $1,705,401. For the year ended December 31, 2015, the Company accrued interest of $51,183 and made net repayments of $529 on the related party note, leaving an ending balance on the note of $1,720,949. Of these amounts, $52,702 and $52,702 have been classified as current liabilities as of December 31, 2015 and 2014, respectively.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed approximately $41,110 and $49,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $8,000, and $10,500 in fees billed for audit related services for the years ended December 31, 2015 and 2014, respectively.

Sterling Seal, the Company’s main operating entity, recently completed an audit for the tax year 2012. As a result of the audit, there were two small adjustments made resulting in a tax decrease of $14,815.

Tax Fees

For the Company’s fiscal years ended December 31, 2015 and 2014, we were billed $14,750 and $2,250, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2015 and 2014.

We do not have an audit committee.  Our entire Board pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (2)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

(1)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on August 10, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on January 18, 2013.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2016	STERLING CONSOLIDATED CORP.

	By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	August 12, 2016
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	August 12, 2016
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	August 12, 2016
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sterling Consolidated Corp.

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. Sterling Consolidated Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Consolidated Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

August 12, 2016

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$31,429	$13,458
Account receivable, net	732,972	979,421
Inventory, net	2,796,796	2,889,107
Notes receivable and other current assets	20,525	71,786
Total current assets	3,581,722	3,953,772

Property and equipment, net	2,527,227	2,581,874
Goodwill and other intangible assets, net	120,466	276,549
Deferred tax asset	162,439	69,341

Total assets	$6,391,854	$6,881,536

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,291,227	$1,008,093
Bank line of credit	1,245,316	1,190,272
Other liabilities	66,665	269,255
Derivative liability	24,560	25,345
Current portion of long-term notes payable	61,416	134,451
Total current liabilities	2,689,184	2,627,416

Other liabilities
Long-term notes payable, related parties	1,720,949	1,705,401
Long-term notes payable	1,127,261	1,185,772
Total other liabilities	2,848,210	2,891,173

Total liabilities	5,537,394	5,518,589

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,517,540 shares issued and outstanding as of December 31, 2015 and 2014, respectively	40,716	40,518
Additional paid-in capital	1,446,278	1,439,734
Accumulated deficit	(632,534)	(117,305)
Total stockholders' equity	854,460	1,362,947

Total liabilities and stockholders' equity	$6,391,854	$6,881,536

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014
		(Restated)
Revenues
O-rings and rubber product sales	$6,244,222	$6,709,867
Freight services	155,115	117,553
Total revenues	6,399,337	$6,827,420

Cost of sales
Cost of goods	4,961,040	4,644,616
Cost of services	209,306	203,098
Total cost of sales	5,170,346	4,847,714

Gross profit	1,228,991	1,979,706

Operating expenses
Sales and marketing	211,309	208,209
General and administrative	1,335,133	1,465,228
Total operating expenses	1,546,442	1,673,437

Operating income (loss)	(317,451)	306,269

Other income and expense
Other income (expense)	(39,010)	22,806
Interest expense	(151,376)	(152,173)
Gain (loss) on derivative liability	783	(25,345)
Loss on impairment of goodwill and intangible assets	(136,743)	-
Total other expense	(326,346)	(154,712)

Income (loss) before provision for income taxes	(643,797)	151,557

Provision (benefit) for income taxes	(128,568)	133,722

Net income (loss)	$(515,229)	$17,835

Net income per share of common stock:
Basic and diluted	$(0.01)	$0.00

Weighted average number of shares outstanding
Basic and diluted	40,667,261	39,339,373

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2013	37,824,040	$37,824	$1,309,417	$(135,140)	$1,212,101
Stock sold for cash - net of issuance costs	2,468,500	2,469	114,667	-	117,136
Stock issued for services	225,000	225	15,650	-	15,875
Net income for the year ended December 31, 2014 (Restated)	-	-	-	17,835	17,835

Balance, December 31, 2014 (Restated)	40,517,540	$40,518	$1,439,734	$(117,305)	$1,362,947

Stock sold for cash - net of issuance costs	198,000	198	6,544	-	6,742
Net (loss) for the year ended December 31, 2015	-	-	-	(515,229)	(515,229)
Balance, December 31, 2015	40,715,540	$40,716	$1,446,278	$(632,534)	$854,460

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
		(Restated)
Cash flows from operating activities
Net Income (Loss)	$(515,229)	$17,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,222	155,697
Change in allowance for doubtful accounts	-	8,838
Change in inventory reserve	16,000	-
Revaluation of contingent consideration	-	(31,250)
Loss on impairment of intangible assets	136,743	-
Stock issued for services	-	15,875
(Gain) loss on derivative liability	(783)	25,345
Changes in operating assets and liabilities:
Accounts receivable	246,449	(91,272)
Inventory	76,311	(68,177)
Prepaids and other current assets	51,261	(30,240)
Deferred tax asset	(93,098)	36,354
Accrued interest, related party	15,548	-
Accounts payable and accrued interest payable	283,134	(431,023)
Other liabilities	(201,501)	176,244
Net cash provided by (used in) operating activities	167,057	(215,774)

Cash flows from investing activities
Cash paid for purchase of property and equipment	(78,235)	(101,702)
Net cash paid for acquisition of subsidiaries	-	(249,505)
Net cash used in investing activities	(78,235)	(351,207)

Cash flows from financing activities
Net borrowings / (paydown) of bank line of credit	55,044	(10,333)
Net borrowings / (payments) on notes payable	(132,633)	(62,942)
Net borrowings / (payments) on notes payable, related party	-	(7,367)
Net proceeds of issuances of common stock for cash, net of issuance costs	6,740	117,136

Net cash provided by (used in) financing activities	(70,849)	36,494

Net change in cash and cash equivalent	17,971	(530,487)

Cash and cash equivalent at the beginning of period	13,458	543,945

Cash and cash equivalent at the end of period	$31,429	$13,458

Supplemental disclosures of cash flow Information:
Cash paid for interest	$151,376	$152,181
Cash paid for taxes	$456	$750

Supplemental non-cash investing and financing activities:
Notes executed and liabilities assumed in acquisition of subsidiary	$-	$257,154

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $137,000 and $137,000 as of December 31, 2015 and 2014, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $141,000 and $125,000 as of December 31, 2015 and 2014, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill

We test goodwill balances as of July 1 for impairment on an annual basis during the third quarter, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow methodology. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. At December 31, 2015, goodwill consisted of a $970 excess of the purchase prices over net assets acquired in asset acquisitions. During the year ended December 31, 2015, the Company recognized an impairment loss on goodwill of $136,743 due to decreased sales in its 2014 acquisition of RG Sales Inc., leaving an ending balance of goodwill of $-0- at December 31, 2015.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There $135,773 and $0 impairments of long-lived assets during the years ended December 31, 2015 and 2014, respectively.

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

DECEMBER 31, 2015 AND 2014

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $110,935 and $322,150, for the years ended December 31, 2015 and 2014, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2015 and 2014, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2013 and 2014 and 2015 are subject to federal and state tax examination under the current statutes.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Interest Rate Swap Contract

The Company employs an interest rate swap to manage interest rate risk on its variable mortgage note. The Company does not use swaps or other derivatives for trading or speculative purposes. The interest rate swap is recorded on the balance sheet at fair value. Cash flows associated with the interest rate swap are presented in the same category on the consolidated statements of cash flows as the item being hedged.

We designate our fixed-to-floating interest rate swap as a fair value derivative instrument. In 2013 the Company entered into an interest rate swap contract as an economic hedge against interest rate risk through 2018. Hedge accounting treatment per guidance in ASC 815-10 and related subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives are recorded in current earnings. The derivatives were recorded as a liability on the Company’s balance sheet at an aggregate fair value of $24,560 and $25,345 as of December 31, 2015 and 2014, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2015	Interest rate swap derivative liability	$-	$-	$24,560	$24,560
2014	Interest rate swap derivative liability	$-	$-	$25,345	$25,345

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2015 and 2014 one (1) customer represented. 16.4% and 12.2% of accounts receivable, respectively. This same customer accounted for 10.0% and 9.4% of sales for the years ended December 31, 2015 and December 31, 2014, respectively.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the period end stock price is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2015 and 2014, there were no outstanding common stock equivalents, thus fully diluted earnings per share and basic earnings per share were the same figure.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recently Issued Accounting Standards

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTES RECEIVABLE

In 2013, a loan was made to a non-officer employee in the amount of $3,000. In 2012, the Company recorded two (2) loans to non-officer employees in the net amount of $28,201 and $3,000. The loan for $28,201 bears interest at 5% over 3 years and was written off in 2015. The other notes have no specific repayment terms and the borrowers may repay these notes at any time, in whole or in part, without penalty or additional interest. The aggregate balance as of December 31, 2015 and December 31, 2014 was $1,200 and $40,242, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2015 and 2014 the Company’s property and equipment consisted of the following:

	2015	2014
Land, building & leasehold improvements	$2,488,439	$2,488,439
Machinery and equipment	989,664	911,429
Vehicles	221,709	221,709
Total property and equipment	3,699,812	3,621,577

Less: accumulated depreciation	1,172,585	1,039,703
Property and equipment, net	$2,527,227	$2,581,874

Depreciation expense included as a charge to income for the years ended December 31, 2015 and 2014 was $152,222 and $155,697 respectively.

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

The stock purchase agreement stipulated year one earn out payments as follows:

▪	$50,000 if subsidiary revenues are between $700,000 and $800,000 within one year after the closing date;

▪	$75,000 if subsidiary revenues are between $800,000 and $900,000 within one year after the closing date;

▪	$100,000 if subsidiary revenues are greater than or equal to $900,000 within one year after the closing date.

The stock purchase agreement stipulated year two earn out payments as follows:

▪	$25,000 if subsidiary revenues are between $700,000 and $800,000 between year one and year two after the closing date;

▪	$37,500 if subsidiary revenues are between $800,000 and $900,000 between year one and year two after the closing date;

▪

$50,000 if subsidiary revenues are greater than or equal to $900,000 between year one and year two after the closing date.

The Company was not required to make any payout based on the above earn out schedules.

The total purchase price was allocated as follows:

Consideration paid:
Cash paid	$250,000
Face value of promissory note	150,000
Estimated value of contingent consideration related to earn out payments	37,500
Liabilities assumed	69,654
Total purchase price	$507,154

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 5 – BUSINESS ACQUISITION (CONTINUED)

Consideration received:
Cash	$495
Accounts receivable	95,126
Inventories	94,914
Other current assets	172
Property and equipment, net	26,350
Identifiable intangible assets
Customer list	290,097
Total assets acquired	$507,154

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2015	2014

Goodwill	$970	$970
Identified intangible assets (customer lists)	290,097	290,097
Impairment of customer lists	(135,773)	-
Accumulated amortization	(33,858)	(14,518)
Intangible assets, net	$120,466	$276,549

Weighted-average remaining life	7 years	14.25 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $19,340 and $14,518 for the years ended December 31, 2015 and 2014, respectively. An impairment charge to income of $135,773 and $-0- to income were recorded for the years ended December 31, 2015 and 2014, respectively.

NOTE 7 – LINES OF CREDIT

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2015 and 2014 the published prime rate was 3.5% and 3.25%, respectively. As of December 31, 2015 and 2014, the Company had drawn down $1,245,316 and $1,190,272, respectively, on the bank line of credit. In 2015 the Company was in violation of its covenant with the bank and is seeking waiver. In 2014, the Company inadvertently broke a bank covenant by obtaining a third-party lease to finance its acquisition of ERP software.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 8 – NOTES PAYABLE AND DEBT

At December 31, 2015 and 2014, long-term debt consisted of the following:

	December 31, 2015	December 31, 2014
Mortgage payable, due in monthly installments of principal and interest through October 8, 2018. Interest is charged variably at 2.25% above the LIBOR rate. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO.	$1,140,617	$1,168,024

Vehicle loan secured by the vehicle, maturing on November 21, 2017. Interest is charged at 3.9% per annum.	18,746	27,984

Financing agreement on software purchase, maturing on March 31, 2017. Interest is charged at 5.0% per annum.	29,314	75,000

Buyout agreement related to business acquisition, maturing on October 8, 2015. Interest is charged at 6.8% per annum.	-	49,215
Total long-term debt	1,188,677	1,320,223

Less current portion of long-term debt	(61,416)	(134,451)
Long-term debt	$1,127,261	$1,185,772

Future minimum principal payments due in each of the years subsequent to December 31, 2015 are as follows:

Years Ending December 31	Future Minimum Principal Payments

2016	61,416
2017	40,522
2018	1,086,739
Thereafter	-
Total	$1,188,677

For the years ended December 31, 2015 and 2014, respectively, the Company recognized $32,091 and $53,728 in interest expense on long-term debt.

NOTE 9 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2014, the Company accrued interest of $48,755 and paid $56,122 on the related party note, leaving an ending balance on the note of $1,705,401. For the year ended December 31, 2015, the Company accrued interest of $51,183 and made cash repayments of $43,202 on the related party note, leaving an ending balance on the note of $1,720,949. Of these amounts, $52,702 and $52,702 have been classified as current liabilities as of December 31, 2015 and 2014, respectively.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 10 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company leased its office and warehouse space in Indiana under a non-cancelable agreement which expired September 30, 2013. The Company's North Carolina and Pennsylvania facilities are currently under a month-to-month lease and have no future commitments.

There are no future minimum lease payments in the years subsequent to December 31, 2015.

NOTE 11 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2015 and 2014, $24,545 and $-0- was owed under the defined contribution retirement plan, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2015 and 2014 the Company had 40,715,540 and 40,517,540 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

In 2015, the Company has sold 198,000 shares of stock at an average price of $.0338/share for total proceeds of $6,701.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2015	2014

Current Assets and Liabilities:
Provision for doubtful accounts	$55,965	$52,354
Vacation Accrual	6,832	7,790
Total	62,797	60,144
Valuation Allowance	-	-
Current Deferred Tax Asset, net	62,797	60,144

Noncurrent Assets and Liabilities:
Depreciation	35,577	9,197
Writedown of Goodwill	64,065	-
Total	99,642	9,197
Valuation Allowance	-	-
Noncurrent Deferred Tax Liability, net	$99,642	$9,197

Total Deferred Tax - Asset, net	$162,439	$69,341

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2015	2014
Deferred tax benefit	$(93,098)	$(37,368)
Current provision	(35,740)	171,090
Total Provision for (Benefit of) Income Taxes	$(128,568)	$133,722

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2015.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 13 – INCOME TAXES (CONTINUED)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2015		2014
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$(207,459)	35.00%	$61,915	35.00%
State tax, net of Federal effect	(34,675)	5.85%	8,593	4.86%
Total permanent differences	0	0.00%	5,556	3.14%
True-up of taxes payable	113,566	(19.16)%	-	0.00%
NOL deduction	0	0%	57,658	32.59%
Total tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$(128,568)	21.69%	$133,722	75.59%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

As of the date of this report there are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

NOTE 15 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated the 2014 financial statements as originally presented in its initial registration statement filed August 13, 2012. The changes and explanation of such are as follows:

	December 31, 2014
	Originally	Restatement		As
	Reported	Adjustment		Restated

Derivative liability	$0	25,345	(a)	$25,345

Loss on derivatives liability	$0	(25,345	)(a)	$(25,345)

(a)	Reflects restatement due to the fact that the original presentation omitted a fair value of the Company’s interest rate swap.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through the date the consolidated financial statements were issued and none were noted.

