Form 10-Q
period 2016-03-31
STERLING CONSOLIDATED Corp
filed 2016-12-02
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of December 2, 2016 there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,218	$31,429
Account receivable, net	794,307	732,972
Inventory, net	2,806,983	2,796,796
Notes receivable and other current assets	35,326	20,525
Total current assets	3,644,834	3,581,722

Property and equipment, net	1,875,409	2,527,227
Goodwill and other intangibles, net	120,466	120,466
Deferred tax asset	162,439	162,439

Total assets	$5,803,148	$6,391,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,206,188	$1,291,227
Bank line of credit	849,316	1,245,316
Other liabilities	22,697	66,665
Derivative liability	33,992	24,560
Current portion of long-term notes payable	66,421	61,416
Total current liabilities	2,178,614	2,689,184

Other liabilities
Long-term notes payable, related parties	1,730,954	1,720,949
Long-term notes payable, net of current portion	1,113,037	1,127,261
Total other liabilities	2,843,991	2,848,210

Total liabilities	5,022,605	5,537,394

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(706,451)	(632,534)
Total stockholders' equity	780,543	854,460

Total liabilities and stockholders' equity	$5,803,148	$6,391,854

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,
		Restated
	2016	2015

Revenues
O-rings and rubber product sales	$1,453,188	$1,701,938
Freight services	28,923	35,728
Total revenues	1,482,111	$1,737,666

Cost of sales
Cost of goods	1,049,694	1,215,395
Cost of services	51,962	47,650
Total cost of sales	1,101,656	1,263,045

Gross profit	380,455	474,621

Operating expenses
Sales and marketing	47,231	64,999
General and administrative	385,132	438,061
Total operating expenses	432,363	503,060

Operating income (loss)	(51,908)	(28,439)

Other income and expense
Other income (expense)	(223)	(18,928)
Loss on sale of real estate	(39,910)	-
Gain/(loss) on swap	(9,432)	(9,044)
Interest expense	(38,389)	(37,932)
Total other expense	(87,954)	(65,904)

Loss before provision for income taxes	(139,862)	(94,343)

Provision (benefit) for income taxes	(65,945)	(37,488)

Net loss	$(73,917)	$(56,855)

Net loss per share of common stock:
Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,519,740

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
		Restated
	2016	2015
Cash flows from operating activities
Net loss	$(73,917)	$(56,855)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,754	38,578
Loss on sale of building	39,910	-
Bad debt expense	12,911	-
Loss on swap	9,432	9,044
Changes in operating assets and liabilities:
Accrued interest related party	10,005	-
Accounts receivable	(74,246)	4,101
Inventory	(10,187)	94,558
Other assets	25	(45,820)
Accounts payable and accrued interest payable	(85,038)	104,353
Other liabilities	(43,968)	(145,852)
Net cash provided by (used in) operating activities	(180,319)	2,107

Cash flows from investing activities
Sale of building	562,327	-
Net cash provided by investing activities	562,327	-

Cash flows from financing activities
Net paydown of bank line of credit	(396,000)	-
Payments on notes payable	(9,219)	(9,989)
Net loan (paid) - related party	-	(1,690)
Net proceeds of common stock after issuance costs	-	6,701
Net cash used in financing activities	(405,219)	(4,978)

Net change in cash and cash equivalent	(23,211)	(2,871)

Cash and cash equivalents at the beginning of period	31,429	13,458

Cash and cash equivalents at the end of period	$8,218	$10,587

Supplemental disclosures of cash flow Information:
Cash paid for interest	$38,389	$22,125
Cash paid for taxes	$-	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and March 31, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2015.

There have been no changes in the Company's significant accounting policies for the periods ended March 31, 2016 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three month periods ended March 31, 2016 and 2015, respectively.

NOTE 3 – SALE OF REAL ESTATE

In March of 2016, the Company sold its commercial building in Cliffwood Beach, New Jersey. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. The Company received $562,327 in cash at closing with $20,000 held in escrow for repairs. $14,826 of the $20,000 in escrow was returned to the Company on August 1, 2016.

NOTE 4 – RESTATEMENT

The Company restated its March 31, 2015 Income Statement and Statement of Cash Flows to reflect the unrealized gain or loss on its swap used to fix its floating rate mortgage instrument. The effects of the changes on the March 31, 2015 financial statements can be noted as follows:

Income Statement

	Original	As Restated
Gain/(loss) on swap	$-	$(9,044)
Net Income (Loss)	$(47,811)	$(56,855)

Statement of Cash Flows

Net Income (Loss)	$(47,811)	$(56,855)
Loss on swap/derivative	$-	$(9,044)

NOTE 5 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through December 2, 2016. None were noted.

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

We also own real property through our subsidiaries ADDR Properties, LLC (“ADDR”) and Q5 Ventures, LLC (“Q5”). ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is primarily used by Sterling Seal for its operations. ADDR used to own another property in Cliffwood Beach, New Jersey, that was previously occupied by Sterling Seal and is now rented out to tenants. In March of 2016, the Company sold its commercial building in Cliffwood Beach. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. Q5 owns a 5,000 square foot facility that is used by Sterling Seal in Florida.

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

Results of Operations

Comparison for the three months ended March 31, 2016 and 2015

Net Revenue

Net revenue decreased by approximately $255,555 or approximately 14.7%, from $1,737,666 for the three months ended March 31, 2015 to $1,482,111 for the three months ended March 31, 2016. This decrease was due primarily to an overall slowdown in the industrial sector that resulted in reduced demand for o-rings.

Total Cost of Sales

Cost of sales decreased by approximately $161,389 or approximately 12.8%, from $1,263,045 for the three months ended March 31, 2015 to $1,101,656 for the three months ended March 31, 2016. This decrease was due primarily to a corresponding decrease in sales.

Gross profit

Gross profit decreased by approximately $94,166 or approximately 19.8%, from $474,621 for the three months ended March 31, 2015 to $380,455 for the three months ended March 31, 2016. This decrease was due primarily to a corresponding decrease in sales of approximately 14.7%.

Net Income

As a result of the above factors, the Company showed a net loss of $73,917 for the three months ended March 31, 2016, as compared to a net loss of $56,855 for the three months ended March 31, 2015. This increase of $17,062 or approximately 30% is attributed to an operating loss of $51,908 coupled with a one-time loss on the sale of the Company’s Cliffwood Beach building in the amount of $39,910.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At March 31, 2016, we had cash and cash equivalents of approximately $8,218 as compared to approximately $31,429 as of December 31, 2015, representing a decrease of $23,211. This decrease can be explained by net cash used in operating activities of $180,319 primarily attributed to a paydown of accounts payable in the amount of $85,038 coupled by an increase in accounts receivable of $74,246; net cash flows from investing activities of $562,327 from the sale of the Company’s commercial building in Cliffwood Beach; and net cash used in financing activities of $405,219 primarily attributed to a net paydown of a bank line of credit in the amount of $396,000. At March 31, 2016, our working capital was approximately $1,466,220.

The cash flow from operating activities decreased from net cash provided of $2,107 for the quarter ended March 31, 2015 to net cash used of $180,319 for the quarter ended March 31, 2016. This decrease of $182,426 is primarily attributed to a paydown of payable and a reduction in receivables collected.

The cash flow from investing activities increased from $0 for the quarter ended March 31, 2015 to net cash provided of $562,237.

The cash flow from financing activities increased from net cash used of $4,978 for the quarter ended March 31, 2015 to net cash used of $405,219 for the quarter ended March 31, 2016. This increase is net cash used is primarily attributed to the paydown of the Company’s line of credit in the amount of $396,000.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $849,000 line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018.   The Company is currently in violation of one of its financial covenants with the bank and is seeking a waiver.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2015, the Company had no uncertain tax positions.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2016:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 2, 2016

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 2, 2016

