Form 10-Q
period 2016-06-30
STERLING CONSOLIDATED Corp
filed 2016-12-16
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of December 16, 2016 there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,323	$31,429
Account receivable, net	721,997	732,972
Inventory, net	2,794,936	2,796,796
Notes receivable and other current assets	113,015	20,525

Total current assets	3,692,271	3,581,722

Property and equipment, net	1,817,700	2,527,227
Goodwill and other intangibles, net	120,466	120,466
Deferred tax asset	188,973	162,439

Total assets	$5,819,410	$6,391,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,261,748	$1,291,227
Bank line of credit	834,316	1,245,316
Other liabilities	26,439	66,665
Derivative liability	34,542	24,560
Current portion of long-term notes payable	64,253	61,416
		-
Total current liabilities	2,221,298	2,689,184

Other liabilities
Long-term notes payable, related parties	1,713,184	1,720,949
Long-term notes payable, net of current portion	1,103,700	1,127,261
Total other liabilities	2,816,884	2,848,210

Total liabilities	5,038,182	5,537,394

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(705,766)	(632,534)
Total stockholders' equity	781,228	854,460

Total liabilities and stockholders' equity	$5,819,410	$6,391,854

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015

Revenues
O-rings and rubber product sales	$1,514,503	$1,625,649	$2,967,691	$3,327,587
Freight services	41,855	60,214	70,778	95,942
Total revenues	1,556,358	$1,685,863	3,038,469	$3,423,529

Cost of sales
Cost of goods	1,068,794	1,124,370	2,118,488	2,339,765
Cost of services	46,068	75,496	98,030	123,146
Total cost of sales	1,114,862	1,199,866	2,216,518	2,462,911

Gross profit	441,496	485,997	821,951	960,618

Operating expenses
Sales and marketing	47,264	46,545	94,495	111,544
General and administrative	355,302	478,058	740,434	916,119
Total operating expenses	402,566	524,603	834,929	1,027,663

Operating income (loss)	38,930	(38,606)	(12,978)	(67,045)

Other income and expense
Other income (expense)	(3,772)	32,629	(3,995)	13,701
Loss on sale of real estate	-	-	(39,910)	-
Gain/(loss) on swap	(550)	5,561	(9,982)	(3,483)
Interest expense	(33,463)	(24,747)	(71,852)	(62,679)
Total other expense	(37,785)	13,443	(125,739)	(52,461)

Income (loss) before provision for income taxes	1,145	(25,163)	(138,717)	(119,506)

Provision (benefit) for income taxes	460	(8,921)	(65,485)	(46,409)

Net income (loss)	$685	$(16,242)	$(73,232)	$(73,097)

Net income per share of common stock:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540	40,715,540	40,618,181

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net (Loss)	$(73,232)	$(73,097)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	92,464	71,612
Loss on sale of building	39,910	-
Bad debt expense	12,911	-
Loss on swap	9,982	3,483
Changes in operating assets and liabilities:
Accrued interest, related parties	(7,765)	-
Accounts receivable	(1,936)	154,055
Inventory	1,860	113,093
Deferred tax asset	(26,534)	-
Other assets	(77,664)	(63,295)
Accounts payable and accrued interest payable	(29,479)	32,631
Other liabilities	(40,226)	(130,496)
Net cash provided by (used in) operating activities	(99,709)	107,986

Cash flows from investing activities
Purchase of fixed and intangible assets	-	(76,880)
Sale of building	562,327	-

Net cash provided by (used in) investing activities	562,327	(76,880)

Cash flows from financing activities
Net borrowings (paydown) of bank line of credit	(411,000)	52,276
Payments on notes payable	(20,724)	(16,842)
Net loan (paid) - related party	-	(2,000)
Net proceeds (cost) of common stock after issuance costs	-	6,701

Net cash provided by (used in) financing activities	(431,724)	40,135

Net change in cash and cash equivalent	30,894	71,241

Cash and cash equivalent at the beginning of period	31,429	13,458

Cash and cash equivalent at the end of period	$62,323	$84,699

Supplemental disclosures of cash flow Information:
Cash paid for interest	$71,852	50,306
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2016 and June 30, 2015 are not necessarily indicative of the operating results for the full years.

 NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2015.

There have been no changes in the Company's significant accounting policies for the periods ended June 30, 2016 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three and six month periods ended June 30, 2016 and 2015, respectively.

NOTE 3 – SALE OF REAL ESTATE

In March of 2016, the Company sold its commercial building in Cliffwood Beach, New Jersey. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. The Company received $562,327 in cash at closing with $20,000 held in escrow for repairs. $14,826 of the $20,000 in escrow was returned to the Company on August 1, 2016.

NOTE 4 – RESTATEMENT

The Company restated its March 31, 2015 and June 30, 2015 Income Statement and Statement of Cash Flows to reflect the unrealized gain or loss on its swap used to fix its floating rate mortgage instrument. The effects of the changes on the financial statements can be noted as follows:

	3 months ended June 30, 2015		6 months ended June 30 2015
Income Statement
	Original	As Restated	Original	As Restated
Gain/(loss) on swap	$-	$5,561	$-	$(3,483)
Net income (loss)	$(21,803)	$(16,242)	$(69,614)	$(73,097)

Statement of Cash Flows

Net income (loss)	$(69,614)	$(73,097)
Loss/(gain) on swap/derivative	$-	$(3,483)

NOTE 5 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through December 15, 2016. None were noted.

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

Results of Operations

Comparison for the three months ended June 30, 2016 and 2015

Revenue

Revenue decreased by approximately $129,505 or approximately 7.7%, from $1,685,863 for the three months ended June 30, 2015 to $1,556,358 for the three months ended June 30, 2016. This decrease is due primarily to a slow-down in the mining sector which reduced demand for o-rings and reduction in sales to two larger clients due to technological advances in their product manufacturing.

Total Cost of Sales

Cost of sales decreased by approximately $85,004 or approximately 7%, from $1,199,866 for the three months ended June 30, 2015 to $1,114,862 for the three months ended June 30, 2016. The decrease in cost of sales was attributed to a commensurate decrease in revenues.

Gross profit

Gross profit decreased approximately $44,501, or approximately 9.2%, from $485,997 for the three months ended June 30, 2015 to $441,496 for the three months ended June 30, 2016. This decrease can be attributed primarily to the above described revenue and cost of sales decreases.

Net Loss

As a result of the above factors, our net income was $685 for the three months ended June 30, 2016, as compared to net loss of $16,242 for the three months ended June 30, 2015. This was an increase of $16,927 or approximately 104%.

Comparison for the six months ended June 30, 2016 and 2015

Revenue

Revenue decreased by approximately $385,060 or approximately 11.3%, from $3,423,529 for the six months ended June 30, 2015 to $3,038,469 for the six months ended June 30, 2016. This decrease is due to decreased demand for o-rings in the mining sector and reduction in purchases from two customers due to technological advances in their products that reduced the need for o-rings.

Total Cost of Sales

Cost of sales decreased by $246,393 or approximately 10.0%, from $2,462,911 for the six months ended June 30, 2015 to $2,216,518 for the six months ended June 30, 2016. The decrease in cost of sales was attributed to a commensurate decrease in sales.

Gross profit

Gross profit decreased approximately $138,667, or approximately 14%, from $960,618 for the six months ended June 30, 2015 to $821,951 for the six months ended June 30, 2016. This decrease can be attributed to the above described changes in revenue and cost of sales.

Net Loss

As a result of the above described changes in revenue and cost of sales, our net loss was $73,232 for the six months ended June 30, 2016, as compared to a net loss of $73,097 for the six months ended June 30, 2015. This was an increased loss in the amount of $135 or approximately 0%. This relative unchanging position can be explained by reduced general and administrative costs attributed to a reduction in professional fees coupled with reduced headcount, partially offset by a one-time loss on the sale of the Company’s Cliffwood Beach building in the amount of $39,910.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At June 30, 2016, we had cash and cash equivalents of approximately $62,323 as compared to approximately $31,429 as of December 31, 2015, representing an increase of $30,894. This increase can be explained by net cash used by operating activities of $99,709 primarily attributed to a decrease in other assets of $77,664; net cash provided by investing activities of $562,327 due to the sale of the Company’s Cliffwood Beach building and net cash used in financing activities of $431,724, primarily attributed to paying down the Company’s line of credit. At June 30, 2016, our working capital was approximately $1,470,973.

The cash flow from operating activities decreased from net cash provided of $107,986 for the six months ended June 30, 2015 to net cash used of $99,709 for the six months ended June 30, 2016. This decrease of $207,695 is primarily attributed to an increase in prepaid software costs and other assets of $77,664 coupled with reductions of accounts payable and accrued expenses of $29,479, other liabilities of $40,242 and deferred tax assets of $26,534.

The cash flow from investing activities increased from net cash used of $76,880 for the six months ended June 30, 2015 to net cash provided of $562,327 for the six months ended June 30, 2016. This increase is primarily attributed to the fact that in the 6 months ended June 30, 2016 the company sold its Cliffwood Beach building.

The cash flow from financing activities decreased from net cash provided of $40,135 for the six months ended June 30, 2015 to net cash used of $431,724 for the six months ended June 30, 2016. This decrease is primarily attributed to paying down approximately $411,000 of the Company’s line of credit.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $1.25 million line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018. The Company is currently out of compliance with one of its covenants and has requested a waiver from the bank.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2016:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: December 16, 2016

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: December 16, 2016

