Form 10-Q
period 2016-09-30
STERLING CONSOLIDATED Corp
filed 2017-01-20
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☒

As of January 20, 2017, there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,769	$31,429
Account receivable, net	573,559	732,972
Inventory, net	2,827,309	2,796,796
Notes receivable and other current assets	70,315	20,525

Total current assets	3,491,951	3,581,722

Property and equipment, net	1,784,825	2,527,227
Goodwill and other intangibles, net	120,466	120,466
Deferred tax asset	211,875	162,439

Total assets	$5,609,118	$6,391,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,118,337	$1,291,227
Bank line of credit	808,858	1,245,316
Other liabilities	52,464	66,665
Derivative liability	26,386	24,560
Current portion of long-term notes payable	48,442	61,416
Total current liabilities	2,054,487	2,689,184

Other liabilities
Long-term notes payable, related parties	1,692,951	1,720,949
Long-term notes payable, net of current portion	1,094,340	1,127,261
Total other liabilities	2,787,291	2,848,210

Total liabilities	4,841,778	5,537,394

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(719,654)	(632,534)
Total stockholders' equity	767,340	854,460

Total liabilities and stockholders' equity	$5,609,118	$6,391,854

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Revenues
O-rings and rubber product sales	$1,366,162	$1,466,942	$4,333,853	$4,794,529
Freight services	18,086	39,479	88,864	135,421
Total revenues	1,384,248	$1,506,421	4,422,717	$4,929,950

Cost of sales
Cost of goods	870,203	1,214,668	2,988,691	3,554,433
Cost of services	50,111	53,667	148,141	176,813
Total cost of sales	920,314	1,268,335	3,136,832	3,731,246

Gross profit	463,934	238,086	1,285,885	1,198,704

Operating expenses
Sales and marketing	59,553	49,316	154,048	160,860
General and administrative	398,596	449,871	1,139,030	1,365,990
Total operating expenses	458,149	499,187	1,293,078	1,526,850

Operating income (loss)	5,785	(261,101)	(7,193)	(328,146)

Other income and expense
Other income (expense)	2,558	(10,897)	(1,437)	2,804
Loss on sale of real estate	-	-	(39,910)	-
Gain/(loss) on swap	8,156	(7,903)	(1,826)	(11,386)
Interest expense	(39,649)	(50,544)	(111,501)	(113,223)
Total other expense	(28,935)	(69,344)	(154,674)	(121,805)

Loss before provision for income taxes	(23,150)	(330,445)	(161,867)	(449,951)

Benefit for income taxes	(9,262)	(74,453)	(74,747)	(120,862)

Net Loss	$(13,888)	$(255,992)	$(87,120)	$(329,089)

Net income per share of common stock:
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540	40,715,540	40,650,991

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net Loss	$(87,120)	$(329,089)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,780	104,353
Bad debt expense	14,144	37,121
Loss on sale of building	39,910	-
Accrued interest	-	37,211
Loss on swap	1,826	11,386
Changes in operating assets and liabilities:
Accrued Interest	(27,998)	-
Accounts receivable	145,269	256,003
Inventory	(30,512)	167,661
Deferred tax asset	(49,436)	-
Other assets	(49,790)	(7,104)
Accounts payable and accrued interest payable	(172,890)	64,975
Other liabilities	(14,202)	(231,691)
Net cash provided by (used in) operating activities	(118,019)	110,826

Cash flows from investing activities
Purchase of fixed and intangible assets	-	(43,199)
Sale of building	589,712	-
Net cash provided by (used in) investing activities	589,712	(43,199)

Cash flows from financing activities
Net paydown of bank line of credit	(436,458)	56,276
Payments on notes payable	(45,895)	(116,670)
Net loan (paid) - related party	-	(4,471)
Net proceeds(cost) of common stock after issuance costs	-	6,701
Net cash (used in) financing activities	(482,353)	(58,164)

Net change in cash and cash equivalents	(10,660)	9,463

Cash and cash equivalents at the beginning of period	31,429	13,458

Cash and cash equivalents at the end of period	$20,769	$22,921

Supplemental disclosures of cash flow Information:
Cash paid for interest	$111,501	$76,016
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of and for the period ended September 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 and September 30, 2015 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2015.

There have been no changes in the Company's significant accounting policies for the periods ended September 30, 2016 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the nine month periods ended September 30, 2016 and 2015, respectively.

NOTE 3 – SALE OF REAL ESTATE

In March of 2016, the Company sold its commercial building in Cliffwood Beach, New Jersey. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. The Company received $562,327 in cash at closing with $20,000 held in escrow for repairs. $14,826 of the $20,000 in escrow was returned to the Company on August 1, 2016.

NOTE 4 – RESTATEMENT

The Company restated its March 31, 2015, June 30, 2015, and September 30, 2015 Income Statement and Statement of Cash Flows to reflect the unrealized gain or loss on its swap used to fix its floating rate mortgage instrument. The effects of the changes on the financial statements can be noted as follows:

	3 months ended September 30, 2015		9 months ended September 30 2015
Income Statement	Original	As Restated	Original	As Restated
Gain/(loss) on swap	$-	$(7,903)	$-	$(11,386)
Net income (loss)	$(248,089)	$(255,992)	$(317,703)	$(329,089)

Statement of Cash Flows

Net income (loss)			$(317,703)	$(329,089)
Loss/(gain) on swap/derivative			$-	$(11,386)

NOTE 5 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through January 20, 2017. None were noted.

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

Results of Operations

Comparison for the three months ended September 30, 2016 and 2015

Revenue

Revenue decreased by approximately $122,173 or approximately 8%, from $1,506,421 for the three months ended September 30, 2015 to $1,384,248 for the three months ended September 30, 2016. This decrease is due primarily to a general decline in the mining and manufacturing sector.

Total Cost of Sales

Cost of sales decreased by approximately $348,021 or approximately 27%, from $1,268,335 for the three months ended September 30, 2015 to $920,314 for the three months ended September 30, 2016. The decrease in cost of sales was attributed primarily to a commensurate decrease in sales.

Gross profit

Gross profit increased approximately $225,848, or approximately 95%, from $238,086 for the three months ended September 30, 2015 to $463,934 for the three months ended September 30, 2016. This increase in gross profit is primarily explained by an inventory adjustment of $163,000 charged to operations in the 3rdquarter of 2015 coupled with a reduction in warehouse headcount.

Net Loss

As a result of the factors described above, our net loss was $13,888 for the three months ended September 30, 2016, as compared to a net loss of $255,992 for the three months ended September 30, 2015. This was an decrease of $242,104 or approximately 95%.

Comparison for the nine months ended September 30, 2016 and 2015

Revenue

Revenue decreased by approximately $507,233 or approximately 10%, from $4,929,950 for the nine months ended September 30, 2015 to $4,422,717 for the nine months ended September 30, 2016. This decrease is due to a general economic slowdown in the mining and manufacturing sector.

Total Cost of Sales

Cost of sales decreased by $594,414 or approximately 16%, from $3,731,246 for the nine months ended September 30, 2015 to $3,136,832 for the nine months ended September 30, 2016. The decrease in cost of sales was attributed to an overall decrease in sales of approximately 10% coupled with decreased labor costs due to headcount reductions.

Gross profit

Gross profit increased approximately $87,181, or approximately 7%, from $1,198,704 for the nine months ended September 30, 2015 to $1,285,558 for the nine months ended September 30, 2016. This increase can be attributed to the above described changes in revenues and cost of sales.

Net Loss

As a result of the factors described above, our net loss was $87,120 for the nine months ended September 30, 2016, as compared to a net loss of $329,089 for the nine months ended September 30, 2015. This was a decrease of $241,969 or approximately 74%.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At September 30, 2016, we had cash and cash equivalents of approximately $20,769 as compared to approximately $31,429 as of December 31, 2015, representing a decrease of $10,660. This decrease can be explained by net cash used in operating activities of $118,019 primarily attributed to an increase in accounts payable offset by collections in accounts receivables; net cash provided by investing activities of $589,792 due to the sale of the Company’s Cliffwood Beach building in March 2016; and net cash used in financing activities of $483,353 primarily attributed to paying down the Company’s line of credit. At September 30, 2016, our working capital was approximately $1,437,464.

The cash flow from operating activities decreased from net cash provided of $110,826 for the nine months ended September 30, 2015 to net cash used of $118,019 for the nine months ended September 30, 2016. This decrease of $228,845 is primarily attributed to an increase in accounts payable.

The cash flow from investing activities increased from net cash used of $43,199 for the nine months ended September 30, 2015 to net cash provided of $589,792 for the nine months ended September 30, 2016. This increase of $632,991 is due to the sale of the Company’s Cliffwood Beach building in March 2016.

The cash flow from financing activities decreased from net cash used of $58,164 for the nine months ended September 30, 2015 to net cash used of $482,353 for the nine months ended September 30, 2016. This decrease of $424,189 is primarily attributed to paying down the Company’s line of credit in the amount of $436,458.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $1.25 million line of credit and a $1,200,000 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.50% and is for a 5-year term expiring in October of 2018. The Company is currently out of compliance with one of its covenants and has requested a waiver from the bank.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2016:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 20, 2017

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 20, 2017

