Form 10-K
period 2016-12-31
STERLING CONSOLIDATED Corp
filed 2017-04-17
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates (6,633,540) computed by reference to the price at which the common equity was last sold ($0.03), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016): $199,006.

As of April 17, 2017, the registrant had 40,715,540 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Employees

As of April 17, 2017 we have 22 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

In addition, we have a sales office located at 48 High Street, Norwell, Massachusetts 02061. This is a home office owned by 2 of our employees. We do not have a lease agreement or pay rent for them to use this as a home office.

In 2016 ADDR also owned a property in Cliffwood Beach, NJ which was rented to unaffiliated 3rd parties. The property was sold in the 1st quarter of 2016.

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

	High	Low
Fiscal Year 2015
First quarter ended March 31, 2015	$0.065	$0.0319
Second quarter ended June 30, 2015	$0.048	$0.0263
Third quarter ended September 30, 2015	$0.047	$0.032
Fourth quarter ended December 31, 2015	$0.035	$0.012

Fiscal Year 2016
First quarter ended March 31, 2016	$0.06	$0.01
Second quarter ended June 30, 2016	$0.03	$0.05
Third quarter ended September 30, 2016	$0.03	$0.02
Fourth quarter ended December 31, 2016	$0.03	$0.01

Approximate Number of Equity Security Holders

As of April 17, 2017 there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

No stock was issued in 2016.

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

Results of Operations

Comparison of the year ended December 31, 2016 and 2015

Revenues

For the years ended December 31, 2016 and 2015 we generated revenues of $5,738,965 and $6,399,337, respectively. This represents a decrease of $660,372 or approximately 10.3%. The reason for the decrease was overall slowdown in the industrial economy which created a slowdown in customer o-ring purchases.

Total Cost of Sales

For the years ended December 31, 2016 and 2015 our overall cost of sales was $4,175,724 and $5,170,346, respectively. This represents a decrease of $994,622 or 19.2%. About half of this decrease can be explained by the above described commensurate decrease in revenues. The remainder of the decrease was attributed to decreased labor costs due to decreased headcount and the decrease in cost of petroleum based products (o-rings). Additionally, the company had a non-recurring inventory adjustment of $163,000 in the third quarter of 2015 which further increased 2015 cost of sales.

Gross profit

For the years ended December 31, 2016 and 2015 our gross profit was $1,563,241 and $1,228,991, respectively. This represents an increase of $334,250 or 27.2%. This increase can be attributed to the above described cost of sales decrease that outstripped the decrease in revenue.

Operating Expenses

For the years ended December 31, 2016 and 2015 we incurred operating expenses of $1,468,425 and $1,546,442, respectively. This represents a decrease of $78,017 or 5.0% explained primarily by a decrease in general and administrative expenses of $89,668.

The decrease in general and administrative expenses can be attributed to a reduction in general and administrative headcount as the former owners of both of the Company’s recent acquisitions retired in 2016.

Net Income (Loss)

As a result of the above factors, our net loss was $85,291 for the year ended December 31, 2016, as compared to net loss of $515,229 for the year ended December 31, 2015.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2016, we had cash and cash equivalents of $6,814 as compared to $31,429 as of December 31, 2015, representing a decrease of $24,615. This increase can be explained by net cash provided by operating activities of $78,805; net cash provided by in investing activities of $506,748; and net cash used in financing activities of $596,751. At December 31, 2016 and 2015, our working capital was approximately $1,422,469 and $892,538 respectively.

The cash flows from operating activities decreased from net cash used of $167,057 for the year ended December 31, 2015 to net cash provided of $78,805 for the year ended December 31, 2016. This decrease is primarily attributed to a paydown of accounts payable offset by increased collections of accounts receivables.

The cash flow from investing activities reflects an increase of capital spending from net cash used of $78,235 for the year ended December 31, 2015 to net cash provided of $506,748 for the year ended December 31, 2016. This increase can be explained by the sale of the Company’s Cliffwood Beach building offset by an investment in a packing machine for the year ended December 31, 2016.

The cash flow from financing activities decreased from net cash used of $70,849 for the year ended December 31, 2016 to net cash used of $596,751 for the year ended December 31, 2015. This decrease is primarily attributed to paydown of the Company’s line of credit.

Bank Loans

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2016 and 2015 the published prime rate was 3.75% and 3.5%, respectively. As of December 31, 2016 and 2015, the Company had drawn down $758,858 and $1,245,316, respectively, on the bank line of credit. In 2016 and 2015 the Company was in violation of its covenant with the bank and is seeking waiver.

The Company currently has a $1,113,209 mortgage outstanding. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5 year term expiring in October of 2018.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2016 and 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2013 and 2014 and 2015 are subject to federal and state tax examination under the current statutes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2016:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to establishing the firm in 2001, Mr. Chichester worked in the financial services division as an auditor for Ernst & Young in New York City.  Mr. Chichester then spent 5 years as an accountant in the Equities Controllers Division at Goldman Sachs Group LP.

Mr. Chichester founded DirectPay USA LLC, a payroll company in 2006 and founded Madison Park Advisors LLC, an advisory services company, in 2011. None of these companies are a parent, subsidiary or other affiliate of the registrant.

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 50 funds; ARK Investment Trust (ETF Fund Complex) (2014 – present) 4 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014); Bayview Acquisition Corp (2010-August 13, 2012).

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016, and 2015 in all capacities. Our named executive officers for 2015 and 2016 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. . No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2016	$152,406	0	0	0	0	0	0	$152,406
	2015	$154,054	0	0	0	0	0	0	$154,054
Scott Chichester, Chief Financial Officer	2016	$58,182	0	0	0	0	0	0	$58,182
	2015	$34,423	0	0	0	0	0	10,000	$44,423
Fred Zink, President of Sterling Seal	2016	$81,490	0	0	0	0	0	0	$81,490
	2015	$85,192	0	0	0	0	0	0	$85,192

Outstanding Equity Awards at Fiscal Year-End Table

There were no outstanding equity awards for the years ended December 31, 2016 and 2015.

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

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa, Chairman of the Board	2016	$0	0	0	$0
	2015	$0	0	0	$0

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

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,560,000 (5)	40.67%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,460,000 (6)	40.43%

Scott R. Chichester (4) 80 Pine St. Ste 3302 New York, NY 10005	1,027,000	2.52%

Fred Zink 1105 Green Grove Road Neptune, New Jersey 07753	35,000	* %

All Executive Officers and Directors as a group (4 persons)	34,082,000	83.71%

(1)	Based on 40,715,540 shares of common stock outstanding as of April 17, 2017.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.

(3)	Darren DeRosa is the Chief Executive Officer of the Company.

(4)	Scott Chichester is the Chief Financial Officer of the Company.

(5)	Includes 16,290,000 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.

(6)	Includes 16,190,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

*	Less than 1%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2013:

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2016, the Company accrued interest of $48,208 and paid $87,525 on the related party note, leaving an ending balance on the note of $1,681,632. For the year ended December 31, 2015, the Company accrued interest of $51,183 and made cash repayments of $43,202 on the related party note, leaving an ending balance on the note of $1,720,949.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed approximately $42,500 and $41,110, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $8,000, and $8,000 in fees billed for audit related services for the years ended December 31, 2016 and 2015, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2016 and 2015, we were billed $0 and $14,750, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2016 and 2015.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	By-Laws (2)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on August 10, 2012.

(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on January 18, 2013.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2017	STERLING CONSOLIDATED CORP.

	By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	April 17, 2017
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	April 17, 2017
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	April 17, 2017
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sterling Consolidated Corp.

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Consolidated Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 17, 2017

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$6,814	$31,429
Account receivable, net	556,025	732,972
Inventory, net	2,723,222	2,796,796
Notes receivable and other current assets	45,888	20,525

Total current assets	3,331,949	3,581,722

Property and equipment, net	1,903,512	2,527,227
Intangible assets, net	103,209	120,466
Deferred tax asset	157,428	162,439

Total assets	$5,496,098	$6,391,854

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,022,407	$1,291,227
Bank line of credit	758,858	1,245,316
Other liabilities	70,960	66,665
Derivative liability	15,061	24,560
Current portion of long-term notes payable	42,194	61,416
		-
Total current liabilities	1,909,480	2,689,184

Other liabilities
Long-term notes payable, related parties	1,681,632	1,720,949
Long-term notes payable	1,135,817	1,127,261
Total other liabilities	2,817,449	2,848,210

Total liabilities	4,726,929	5,537,394

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(717,825)	(632,534)
Total stockholders' equity	769,169	854,460

Total liabilities and stockholders' equity	$5,496,098	$6,391,854

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,

	2016	2015

Revenues
O-rings and rubber product sales	$5,632,422	$6,244,222
Freight services	106,543	155,115
Total revenues	5,738,965	$6,399,337

Cost of sales
Cost of goods	3,995,601	4,961,040
Cost of services	180,123	209,306
Total cost of sales	4,175,724	5,170,346

Gross profit	1,563,241	1,228,991

Operating expenses
Sales and marketing	222,960	211,309
General and administrative	1,245,465	1,335,133
Total operating expenses	1,468,425	1,546,442

Operating income (loss)	94,816	(317,451)

Other income and expense
Other income	(11,790)	(39,010)
Loss on sale of real estate	(39,910)	-
Gain on interest rate swap	9,499	783
Interest expense	(141,516)	(151,376)
Loss on impairment of goodwill and intangible assets	-	(136,743)
Total other expense	(183,717)	(326,346)

Loss before provision for income taxes	(88,901)	(643,797)

Provision (benefit) for income taxes	(3,610)	(128,568)

Net loss	$(85,291)	$(515,229)

Net income per share of common stock:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,667,216

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014 (Restated)	40,517,540	$40,518	$1,439,734	$(117,305)	$1,362,947

Common stock issued for cash - net of issuance costs	198,000	198	6,544	-	6,742
Net loss for the year ended December 31, 2015	-	-		(515,229)	(515,229)

Balance, December 31, 2015	40,715,540	$40,716	$1,446,278	$(632,534)	$854,460

Net loss for the year ended December 31, 2016	-	-	-	(85,291)	(85,291)

Balance, December 31, 2016	40,715,540	$40,716	$1,446,278	$(717,825)	$769,169

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2016	2015
Cash flows from operating activities
Net loss	$(85,291)	$(515,229)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,623	152,222
Bad debt expense	(13,910)	-
Change in inventory reserve	-	16,000
Loss on sale of building	39,910	-
Gain on swap	(9,499)	(783)
Loss on impairment of intangible assets	-	136,743
Changes in operating assets and liabilities:
Accounts receivable	190,858	246,449
Inventory	73,574	76,311
Prepaids and other current assets	-	51,261
Deferred tax asset	5,011	(93,098)
Accrued interest, related party	-	15,548
Other assets	(25,364)	-
Accounts payable and accrued interest payable	(268,818)	283,134
Other liabilities	4,294	(201,501)
Net cash provided by operating activities	65,388	167,057

Cash flows from investing activities
Purchase of fixed and intangible assets	(70,405)	(78,235)
Sale of building	577,153	-

Net cash provided by (used in) investing activities	506,748	(78,235)

Cash flows from financing activities
Net borrowing (paydown) of bank line of credit	(486,458)	55,044
Payments on notes payable	(70,976)	(132,633)
Net loan (paid) - related party	(39,317)	-
Net proceeds(cost) of common stock after issuance costs	-	6,740

Net cash used in financing activities	(596,751)	(70,849)

Net change in cash and cash equivalents	(24,615)	17,971

Cash and cash equivalents at the beginning of period	31,429	13,458

Cash and cash equivalents at the end of period	$6,814	$31,429

Supplemental disclosures of cash flow information:
Cash paid for interest	$141,516	$151,376
Cash paid for taxes	$750	$456

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

The second property managed through ADDR was an investment property in Cliffwood Beach, NJ and was previously occupied by Sterling before the Company moved to its current location. Previously the Company rented this commercial space to other tenants, but sold the property in March of 2016. Rental revenues and expenses are included in other income on the consolidated statements of operations presented herein.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $123,090 and $137,000 as of December 31, 2016 and 2015, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $141,000 and $141,000 as of December 31, 2016 and 2015, respectively.

Goodwill

We test goodwill balances as of July 1 for impairment on an annual basis during the third quarter, or whenever impairment indicators arise. We utilize several reporting units in evaluating goodwill for impairment. We assess the estimated fair value of reporting units using a combination of a market-based approach with a guideline public company method and a discounted cash flow methodology. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an impairment charge is recognized in an amount equal to the excess of the carrying amount of the reporting unit goodwill over the implied fair value of that goodwill. At December 31, 2015, goodwill consisted of a $970 excess of the purchase prices over net assets acquired in asset acquisitions. In 2015 the Company recognized an impairment loss on goodwill and intangible assets of $136,743 due to decreased sales in its 2014 acquisition of RG Sales Inc., leaving an ending balance of goodwill of $0 and $0 as of December 31, 2016 and 2015, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were $0 and $135,773 impairments of long-lived assets during the years ended December 31, 2016 and 2015, respectively.

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $67,962 and $110,935, for the years ended December 31, 2016 and 2015, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2016 and 2015, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The tax years 2014 and 2015 and 2016 are subject to federal and state tax examination under the current statutes.

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

We designate our fixed-to-floating interest rate swap as a fair value derivative instrument. In 2013 the Company entered into an interest rate swap contract as an economic hedge against interest rate risk through 2018. Hedge accounting treatment per guidance in ASC 815-10 and related subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives are recorded in current earnings. The derivatives were recorded as a liability on the Company’s balance sheet at an aggregate fair value of $15,061 and $24,560 as of December 31, 2016 and 2015, respectively.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2016	Interest rate swap derivative liability	$-	$-	$15,061	$15,061
2015	Interest rate swap derivative liability	$-	$-	$24,560	$24,560

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2016 and 2015 one (1) customer represented. 10.7% and 16.4% of accounts receivable, respectively. This same customer accounted for 11.4% and 10.0% of sales for the years ended December 31, 2016 and December 31, 2015, respectively.

Basic and Diluted Earnings (Loss) per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the period end stock price is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2016 and 2015, there were no outstanding common stock equivalents, thus fully diluted earnings per share and basic earnings per share were the same figure.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Recently Issued Accounting Standards

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – NOTES RECEIVABLE

In 2013, a loan was made to a non-officer employee in the amount of $3,000. In 2012, the Company recorded two (2) loans to non-officer employees in the net amount of $28,201 and $3,000. The loan for $28,201 bears interest at 5% over 3 years and was written off in 2015. The other notes have no specific repayment terms and the borrowers may repay these notes at any time, in whole or in part, without penalty or additional interest. The aggregate balance as of December 31, 2016 and December 31, 2015 was $1,250 and $1,200, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2016 and 2015 the Company’s property and equipment consisted of the following:

	2016	2015
Land, building & leasehold improvements	$1,815,726	$2,488,439
Machinery and equipment	1,051,983	989,664
Vehicles	290,103	221,709
Total property and equipment	3,157,812	3,699,812

Less: accumulated depreciation	1,254,300	1,172,585
Property and equipment, net	$1,903,512	$2,527,227

Depreciation expense included as a charge to income for the years ended December 31, 2016 and 2015 was $137,366 and $152,222, respectively. In March of 2016, the Company sold its Cliffwood Beach property for $625,000 and recognized a loss of $39,910.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2016	2015

Identified intangible assets (customer lists)	290,097	290,097
Impairment of customer lists	(135,773)	(135,773)
Accumulated amortization	(51,115)	(33,858)
Intangible assets, net	$103,209	$120,466

Weighted-average remaining life	6 years	7 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $17,257 and $19,340 for the years ended December 31, 2016 and 2015, respectively. An impairment charge to income of $-0- and $135,773 to income were recorded for the years ended December 31, 2016 and 2015, respectively.

NOTE 6 – LINES OF CREDIT

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2016 and 2015 the published prime rate was 3.75% and 3.5%, respectively. As of December 31, 2016 and 2015, the Company had drawn down $758,858 and $1,245,316, respectively, on the bank line of credit. In 2016 the Company was in violation of its covenant with the bank and is seeking a waiver.

NOTE 7– NOTES PAYABLE AND DEBT

At December 31, 2016 and 2015, long-term debt consisted of the following:

	December 31, 2016	December 31, 2015
Mortgage payable, due in monthly installments of principal and interest through October 8, 2018. Interest is charged variably at 2.25% above the LIBOR rate. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in October of 2018.	$1,113,209	$1,140,617

Vehicle loan secured by the vehicle, maturing on November 21, 2017. Interest is charged at 3.9% per annum.	-	18,746

Vehicle loan secured by the vehicle, maturing on March 4, 2022. Interest is charged at 2.99% per annum.	37,330	-

Financing agreement on software purchase, maturing on March 31, 2017. Interest is charged at 5.0% per annum.	4,491	29,314

Vehicle loan secured by the vehicle, maturing on September 8, 2022. Interest is charged at 3.99% per annum.	22,981	-
Total long-term debt	1,178,011	1,188,677

Less current portion of long-term debt	(42,194)	(61,416)
Long-term debt	$1,135,817	$1,127,261

Future minimum principal payments due in each of the years subsequent to December 31, 2016 are as follows:

Years Ending December 31	Future Minimum Principal Payments

2017	$42,194
2018	1,096,446
2019	11,006
2020	11,381
2021	11,768
Thereafter	5,216
Total	$1,178,011

For the years ended December 31, 2016 and 2015, respectively, the Company recognized $34,569 and $32,091 in interest expense on long-term debt.

NOTE 8 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2016, the Company accrued interest of $48,208 and paid $87,525 on the related party note, leaving an ending balance on the note of $1,681,632. For the year ended December 31, 2015, the Company accrued interest of $51,183 and made cash repayments of $43,202 on the related party note, leaving an ending balance on the note of $1,720,949.

NOTE 9 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company's North Carolina and Pennsylvania facilities are currently under a month-to-month lease and have no future commitments.

The future minimum lease payments in the years subsequent to December 31, 2016 are as follows:

	2017	2018	2019	Total
Vehicles	$9,300	$6,200	$-	$15,500
Property	8,225	8,525	5,075	21,825
Subtotal	$17,525	$14,725	$5,075	$37,325

NOTE 10 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2016 and 2015, $64,274 and $32,944 was owed under the defined contribution retirement plan, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2016 and 2015 the Company had 40,715,540 and 40,715,540 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

In 2015, the Company has sold 198,000 shares of stock at an average price of $.0338/share for total proceeds of $6,701. In 2016, the Company did not issue any shares of stock.

NOTE 12 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2016	2015

Current Assets and Liabilities:
Provision for doubtful accounts	$50,282	$55,965
Vacation Accrual	5,337	6,832
Total	55,619	62,797
Valuation Allowance	-	-
Current Deferred Tax Asset, net	55,619	62,797

Noncurrent Assets and Liabilities:
Depreciation	37,744	35,577
Writedown of Goodwill	64,065	64,065
Total	101,809	99,642
Valuation Allowance	-	-
Noncurrent Deferred Tax Liability, net	$101,809	$99,642

Total Deferred Tax - Asset, net	$157,428	$162,439

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2016	2015
Deferred tax expense (benefit)	$5,011	$(93,098)
Current provision	(8,621)	(35,740)
Total Provision for (Benefit of) Income Taxes	$(3,610)	$(128,568)

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2016.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

F-13

	2016		2015
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$(31,115)	35.00%	$(207,459)	35.00%
State tax, net of Federal effect	(517)	.58%	(34,675)	5.85%
Total permanent differences	28,022	(31.52)%	0	0.00%
True-up of taxes payable	0	0%	113,566	(19.16)%
NOL deduction	0	0%	0	0%
Total tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$(3,610)	4.06%	$(128,568)	21.69%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated the subsequent events through April 17, 2017 and none were noted.

