Form 10-Q
period 2017-03-31
STERLING CONSOLIDATED Corp
filed 2017-05-15
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

As of May 15, 2017 there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2017

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$73,874	$6,814
Account receivable, net	751,943	556,025
Inventory, net	2,643,635	2,723,222
Notes receivable and other current assets	27,304	45,888
Total current assets	3,496,756	3,331,949

Property and equipment, net	1,906,678	1,903,512
Intangible assets, net	103,209	103,209
Deferred tax asset	98,123	157,428

Total assets	$5,604,766	$5,496,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,034,609	$1,022,407
Bank line of credit	788,858	758,858
Other liabilities	72,343	70,960
Derivative liability	10,022	15,061
Current portion of long-term notes payable	35,162	42,194
Total current liabilities	1,940,994	1,909,480

Other liabilities
Long-term notes payable, related parties	1,676,679	1,681,632
Long-term notes payable	1,128,965	1,135,817
Total other liabilities	2,805,644	2,817,449

Total liabilities	4,746,638	4,726,929

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(628,866)	(717,825)
Total stockholders' equity	858,128	769,169

Total liabilities and stockholders' equity	$5,604,766	$5,496,098

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months ended March 31,
	2017	2016

Revenues
O-rings and rubber product sales	$1,743,459	$1,453,188
Freight services	39,885	28,923
Total revenues	1,783,344	$1,482,111

Cost of sales
Cost of goods	1,159,844	1,049,694
Cost of services	60,143	51,962
Total cost of sales	1,219,987	1,101,656

Gross profit	563,357	380,455

Operating expenses
Sales and marketing	49,042	47,231
General and administrative	344,381	385,132
Total operating expenses	393,423	432,363

Operating income (loss)	169,934	(51,908)

Other income and expense
Other income	9,386	(223)
Loss on sale of real estate	-	(39,910)
Gain (loss) on interest rate swap	5,039	(9,432)
Interest expense	(36,095)	(38,389)
Total other expense	(21,670)	(87,954)

Income (loss) before provision for income taxes	148,264	(139,862)

Provision (benefit) for income taxes	59,305	(65,945)

Net income (loss)	$88,959	$(73,917)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31
	2017	2016
Cash flows from operating activities
Net income (loss)	$88,959	$(73,917)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,612	34,754
Bad debt expense	2,897	12,911
Loss on sale of building	-	39,910
Gain on interest rate swap	(5,039)	9,432
Changes in operating assets and liabilities:
Accounts receivable	(198,815)	(74,246)
Inventory	79,587	(10,187)
Deferred tax asset	59,305	-
Accrued interest, related party	-	10,005
Other assets	18,584	25
Accounts payable and accrued interest payable	12,202	(85,038)
Other liabilities	1,383	(43,968)
Net cash provided by (used in) operating activities	95,675	(180,319)

Cash flows from investing activities
Purchase of fixed and intangible assets	(39,778)
Sale of building	-	562,327

Net cash provided by (used in) investing activities	(39,778)	562,327

Cash flows from financing activities
Net borrowing (paydown) of bank line of credit	30,000	(396,000)
Payments on notes payable	(13,884)	(9,219)
Net loan (paid) - related party	(4,953)

Net cash provided by (used in) financing activities	11,163	(405,219)

Net change in cash and cash equivalents	67,060	(23,211)

Cash and cash equivalents at the beginning of period	6,814	31,429

Cash and cash equivalents at the end of period	$73,874	$8,218

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,767	$38,389
Cash paid for taxes	$750	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended March 31, 2017 and March 31, 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2016.

There have been no changes in the Company's significant accounting policies for the period ended March 31, 2017 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the three month periods ended March 31, 2017 and 2016, respectively.

NOTE 3 – SALE OF REAL ESTATE

In March of 2016, the Company sold its commercial building in Cliffwood Beach, New Jersey. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. The Company received $562,327 in cash at closing with $20,000 held in escrow for repairs. $14,826 of the $20,000 in escrow was returned to the Company on August 1, 2016.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through May 15, 2017. None were noted.

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

Results of Operations

Comparison for the three months ended March 31, 2017 and 2016

Net Revenue

Net revenue increased by approximately $301,233 or approximately 20.3%, from $1,482,111 for the three months ended March 31, 2016 to $1,783,344 for the three months ended March 31, 2017. This increase was due primarily to an overall growth in the industrial sector that resulted in increasing demand for o-rings.

Total Cost of Sales

Cost of sales increased by approximately $118,331 or approximately 10.7%, from $1,101,656 for the three months ended March 31, 2016 to $1,219,987 for the three months ended March 31, 2017. This increase was due primarily to a corresponding increase in sales offset by a reduction of warehouse personnel headcount coupled with a decreased product cost attributed to more internationally sourced o-ring inventory.

Gross profit

Gross profit increased by approximately $182,902 or approximately 48.1%, from $380,455 for the three months ended March 31, 2016 to $563,357 for the three months ended March 31, 2017. This increase was due primarily to a corresponding increase in sales of approximately 20.3% coupled with the above described decrease in cost of goods sold.

Net Income

As a result of the above factors, the Company showed a net income of $88,959 for the three months ended March 31, 2017, as compared to a net loss of $73,917 for the three months ended March 31, 2016. This increase of $162,876 or approximately 220.3% is attributed to increased operating income spurred by the above described sales increase, cost of goods sold increase and a decrease in general and administrative expenses of $40,751. The decrease in general and administrative expenses is explained primarily by a reduction of executive personnel in the North Carolina and Pennsylvania offices.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On March 31, 2017, we had cash and cash equivalents of $73,874 as compared to $6,814 as of December 31, 2016, representing an increase of $67,060. This increase can be explained by net cash provided by operating activities of $95,675 primarily attributed to a decrease in inventory of $79,587 coupled by a decrease in deferred tax asset of $59,305; net cash flows used in investing activities of $39,778 from the purchase of fixed and intangible assets; and net cash from financing activities of $11,163 primarily attributed to a net borrowing of a bank line of credit in the amount of $30,000. On March 31, 2017, our working capital was approximately $1,555,762.

The cash flow used in operating activities increased from net cash used of $180,319 for the quarter ended March 31, 2016 to net cash provided of $95,675 for the quarter ended March 31, 2017. This increase of $275,994 is primarily attributed to sale of existing inventory.

The cash flow from investing activities decreased from cash provided of $562,237 for the quarter ended March 31, 2016 to net cash used of $39,778. This decrease is attributed to the fact that in the 1st quarter of 2016, the Company realized cash on the sale of its Cliffwood Beech property.

The cash flow from financing activities increased from net cash used of $405,219 for the quarter ended March 31, 2016 to net cash provided of $11,163 for the quarter ended March 31, 2017. This increase is primarily attributed to a drawdown on the Company’s line of credit in the amount of $30,000.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $788,858 line of credit and a $1,164,127 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018. The Company is currently in violation of one of its financial covenants with the bank and is seeking a waiver. Additionally, the Company is researching re-financing of its line of credit with asset based financing.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2016, the Company had no uncertain tax positions.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2017:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 15, 2017

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 15, 2017

