Form 10-Q
period 2017-06-30
STERLING CONSOLIDATED Corp
filed 2017-08-18
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 18, 2017 there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$22,348	$6,814
Accounts receivable, net	790,434	556,025
Inventory, net	2,827,545	2,723,222
Notes receivable and other current assets	99,362	45,888

Total current assets	3,739,689	3,331,949

Property and equipment, net	1,860,562	1,903,512
Intangible assets, net	103,209	103,209
Deferred tax asset	107,324	157,428

Total assets	$5,810,784	$5,496,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,307,943	$1,022,407
Bank line of credit	788,858	758,858
Other liabilities	71,662	70,960
Derivative liability	7,632	15,061
Current portion of long-term notes payable	23,706	42,194

Total current liabilities	2,199,801	1,909,480

Other liabilities
Long-term notes payable, related parties	1,670,329	1,681,632
Long-term notes payable	1,096,984	1,135,817
Total other liabilities	2,767,313	2,817,449

Total liabilities	4,967,114	4,726,929

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(643,324)	(717,825)
Total stockholders' equity	843,670	769,169

Total liabilities and stockholders' equity	$5,810,784	$5,496,098

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Revenues
O-rings and rubber product sales	$1,513,824	$1,514,503	$3,257,283	$2,967,691
Freight services	55,878	41,855	95,763	70,778
Total revenues	1,569,702	$1,556,358	3,353,046	$3,038,469

Cost of sales
Cost of goods	1,115,889	1.068,794	2,275,733	2,118,488
Cost of services	69,497	46,068	129,640	98,030
Total cost of sales	1,185,386	1,114,862	2,405,373	2,216,518

Gross profit	384,316	441,496	947,673	821,951

Operating expenses
Sales and marketing	59,772	47,264	108,814	94,495
General and administrative	314,038	355,302	658,419	740,434
Total operating expenses	373,810	402,566	767,233	834,929

Operating income (loss)	10,506	38,930	180,440	(12,978)

Other income and expense
Other income	5,108	(3,772)	14,494	(3,995)
Loss on sale of real estate	-	-		(39,910)
Loss on sale of vehicle	(2,502)		(2,502)
Gain (loss) on interest rate swap	2,390	(550)	7,429	(9,982)
Interest expense	(39,161)	(33,463)	(75,256)	(71,852)
Total other expense	(34,165)	(37,785)	(55,835)	(125,739)

Income (loss) before provision for income taxes	(23,659)	1,145	124,605	(138,717)

Provision (benefit) for income taxes	(9,201)	460	50,104	(65,485)

Net income (loss)	$(14,458)	$685	$74,501	$(73,232)

Net income (loss) per share of common stock:
Basic and diluted	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540	40,715,540	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30
	2017	2016
Cash flows from operating activities
Net income (loss)	$74,501	$(73,232)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,288	92,464
Bad debt expense	-	12,911
Loss on sale of building	-	39,910
Loss on sale of vehicle	2,502	-
Gain on swap	(7,429)	9,982
Changes in operating assets and liabilities:
Accounts receivable	(234,409)	(1,936)
Inventory	(104,323)	1,860
Deferred tax asset	50,104	(26,534)
Accrued interest, related party	-	(7,765)
Other assets	(53,474)	(77,664)
Accounts payable and accrued interest payable	285,536	(29,479)
Other liabilities	702	(40,226)
Net cash provided by (used in) operating activities	73,998	(99,709)

Cash flows from investing activities
Purchase of fixed and intangible assets	(19,840)
Sale of building	-	562,327

Net cash provided by (used in) investing activities	(19,840)	562,327

Cash flows from financing activities
Net borrowing (paydown) of bank line of credit	30,000	(411,000)
Payments on notes payable	(57,322)	(20,724)
Net loan (paid) - related party	(11,302)	-

Net cash (used in) financing activities	(38,624)	(431,724)

Net change in cash and cash equivalents	15,534	30,894

Cash and cash equivalents at the beginning of period	6,814	31,429

Cash and cash equivalents at the end of period	$22,348	$62,323

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,929	$71,852
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended June 30, 2017 and June 30, 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2016.

There have been no changes in the Company's significant accounting policies for the period ended June 30, 2017 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Basic and Diluted Earnings (Loss) per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the six month periods ended June 30, 2017 and 2016, respectively.

NOTE 3 – SALE OF REAL ESTATE

In March of 2016, the Company sold its commercial building in Cliffwood Beach, New Jersey. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. The Company received $562,327 in cash at closing with $20,000 held in escrow for repairs. $14,826 of the $20,000 in escrow was returned to the Company on August 1, 2016.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through August 18, 2017. None were noted.

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

We also own real property through our subsidiaries ADDR Properties, LLC (“ADDR”) and Q5 Ventures, LLC (“Q5”). ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is primarily used by Sterling Seal for its operations. ADDR used to own another property in Cliffwood Beach, New Jersey, that was previously occupied by Sterling Seal. In March of 2016, the Company sold its commercial building in Cliffwood Beach. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. Q5 owns a 5,000 square foot facility that is used by Sterling Seal in Florida.

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

Results of Operations

Comparison for the three months ended June 30, 2017 and 2016

Net Revenue

Net revenue increased by approximately $13,344 or approximately 0.86%, from $1,556,358 for the three months ended June 30, 2016 to $1,569,702 for the three months ended June 30, 2017. This minor increase was due primarily to a slowdown of overall revenue growth carried over from the first quarter of 2017.

Total Cost of Sales

Cost of sales increased by approximately $70,524 or approximately 6.3%, from $1,114,862 for the three months ended June 30, 2016 to $1,185,386 for the three months ended June 30, 2017. This increase was due primarily to rising cost of o-rings purchased in the second quarter of 2017.

Gross profit

Gross profit decreased by approximately $57,180 or approximately 13.0%, from $441,496 for the three months ended June 30, 2016 to $384,316 for the three months ended June 30, 2017. This decrease was due primarily to relatively flat sales and the above described increase in cost of goods sold and an increased cost of services in the Company’s freight business.

Net Income

As a result of the above factors, the Company showed a net loss of $14,458 for the three months ended June 30, 2017, as compared to a net income of $685 for the three months ended June 30, 2016. This decrease of $15,143 or approximately 2,211 % is primarily attributed to the above described increase in cost of goods and cost of services.

Comparison for the six months ended June 30, 2017 and 2016

Revenue

Revenue increased by approximately $314,577 or approximately 10.4%, from $3,038,469 for the six months ended June 30, 2016 to $3,353,046 for the six months ended June 30, 2016. This increase is due to increased demand for o-rings in the industrial sector.

Total Cost of Sales

Cost of sales increased by $188,855.3 or approximately 8.5%, from $2,216,518 for the six months ended June 30, 2016 to $2,405,373 for the six months ended June 30, 2017. The increase in cost of sales was attributed to a commensurate increase in sales and the factors noted above.

Gross profit

Gross profit increased approximately $125,722, or approximately 15.3%, from $821,951 for the six months ended June 30, 2016 to $947,673 for the six months ended June 30, 2017. This increase can be attributed to the above described changes in revenue and cost of sales.

Net Loss

As a result of the above described changes in revenue and cost of sales, our net income was $74,501 for the six months ended June 30, 2017, as compared to a net loss of $73,232 for the six months ended June 30, 2016. This was an increase of $147,733 or approximately 202%. This increase can be explained by increased sales coupled with reduced general and administrative costs attributed to a reduction in professional fees.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On June 30, 2017, we had cash and cash equivalents of approximately $22,348 as compared to approximately $6,814 as of December 31, 2016, representing an increase of $15,534. This increase can be explained by net cash provided by operating activities of $73,998 primarily attributed to an increase in accounts receivable of $234,409 and an increase of inventory of $104,323 offset by an increase in accounts payable of $285,536; net cash flows used in investing activities of $19,840 from the purchase of fixed assets; and net cash used in financing activities of $38,624 primarily attributed to a net borrowing of a bank line of credit in the amount of $30,000 offset by a paydown notes payable of $57,322 and a paydown of related party notes payable of $11,302. On June 30, 2017, our working capital was approximately $1,539,888.

The cash flow used in operating activities increased from net cash used of $99,709 for the quarter ended June 30, 2016 to net cash provided of $73,997 for the quarter ended June 30, 2017. This increase of $173,707 is primarily attributed to an increase of net income.

The cash flow from investing activities decreased from cash provided of $562,237 for the quarter ended June 30, 2016 to net cash used of $19,840. This decrease is attributed to the fact that in the 1st quarter of 2016, the Company realized cash on the sale of its Cliffwood Beech property in the amount of $562,237.

The cash flow from financing activities increased from net cash used of $431,724 for the quarter ended June 30, 2016 to net cash used of $38,624 for the quarter ended June 30, 2017. This is primarily attributed to the fact that the Company made a large paydown on the bank line of credit in the amount of $411,000 in the first quarter of 2016 from its proceeds on the sale of its Cliffwood Beech property.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $788,858 line of credit and a $1,099,506 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018. The Company is currently in violation of one of its financial covenants with the bank and is seeking a waiver. Additionally, the Company is researching re-financing of its line of credit with asset based financing.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2017:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 18, 2017

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 18, 2017