Form 10-Q
period 2017-09-30
STERLING CONSOLIDATED Corp
filed 2017-11-20
CIK 1555972

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(do not check if smaller reporting company)	Smaller reporting Company	☒

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 20, 2017, there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$14,264	$6,814
Account receivable, net	802,154	556,025
Inventory, net	2,930,545	2,723,222
Notes receivable and other current assets	64,261	45,888

Total current assets	3,811,224	3,331,949

Property and equipment, net	1,845,510	1,903,512
Intangible assets, net	90,308	103,209
Deferred tax asset	112,821	157,428

Total assets	$5,859,863	$5,496,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,340,773	$1,022,407
Bank line of credit	788,858	758,858
Other liabilities	-	70,960
Derivative liability	5,516	15,061
Current portion of long-term notes payable	23,669	42,194

Total current liabilities	2,158,816	1,909,480

Other liabilities
Long-term notes payable, related parties	1,684,958	1,681,632
Long-term notes payable	1,089,258	1,135,817
Total other liabilities	2,774,216	2,817,449

Total liabilities	4,933,032	4,726,929

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	40,716	40,716
Additional paid-in capital	1,446,278	1,446,278
Accumulated deficit	(560,163)	(717,825)
Total stockholders' equity	926,831	769,169

Total liabilities and stockholders' equity	$5,859,863	$5,496,098

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,

	2017	2016	2017	2016

Revenues
O-rings and rubber product sales	$1,537,617	$1,366,162	$4,794,900	$4,333,853
Freight services	49,332	18,086	145,095	88,864
Total revenues	1,586,949	$1,384,248	4,939,995	$4,422,717

Cost of sales
Cost of goods	1,147,433	870,203	3,423,166	2,988,691
Cost of services	69,300	50,111	198,940	148,141
Total cost of sales	1,216,733	920,314	3,622,106	3,136,832

Gross profit	370,216	463,934	1,317,889	1,285,885

Operating expenses
Sales and marketing	59,312	59,553	168,126	154,048
General and administrative	368,147	398,596	1,026,566	1,139,030
Total operating expenses	427,459	458,149	1,194,692	1,293,078

Operating income (loss)	(57,243)	5,785	123,197	(7,193)

Other income and expense
Other income	102,252	2,558	116,746	(1,437)
Loss on sale of real estate	-	-		(39,910)
Loss on sale of vehicle	-		(2,502)
Gain (loss) on interest rate swap	2,116	8,156	9,545	(1,826)
Interest expense	(40,181)	(39,649)	(115,437)	(111,501)
Total other income (expense)	64,187	(28,935)	8,352	(154,674)

Income (loss) before provision for income taxes	6,944	(23,150)	131,549	(161,867)

Provision (benefit) for income taxes	(76,217)	(9,262)	(26,113)	(74,747)

Net income (loss)	$83,161	$(13,888)	$157,662	$(87,120)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540	40,715,540	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30
	2017	2016
Cash flows from operating activities
Net income (loss)	$157,662	$(87,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,385	112,780
Bad debt expense	-	14,144
Loss on sale of building	-	39,910
Loss on sale of Jeep	2,502	-
(Gain) loss on swap	(9,545)	1,826
Changes in operating assets and liabilities:
Accounts receivable	(246,129)	145,269
Inventory	(207,323)	(30,512)
Deferred tax asset	44,607	(49,436)
Accrued interest, related party	(35,285)	(27,998)
Other assets	(18,373)	(49,790)
Accounts payable and accrued interest payable	318,366	(172,890)
Other liabilities	(70,960)	(14,202)
Net cash provided by (used in) operating activities	36,907	(118,109)

Cash flows from investing activities
Purchase of fixed and intangible assets	(32,984)	-
Sale of building	-	589,712
Net cash provided by (used in) investing activities	(32,984)	589,712

Cash flows from financing activities
Net borrowing (paydown) of bank line of credit	30,000	(436,458)
Payments on notes payable	(65,084)	(45,895)
Net loan - related party	38,611	-
Net cash provided by (used in) financing activities	3,527	(482,353)

Net change in cash and cash equivalents	7,450	(10,660)

Cash and cash equivalents at the beginning of period	6,814	31,429

Cash and cash equivalents at the end of period	$14,264	$20,769

Supplemental disclosures of cash flow information:
Cash paid for interest	$115,437	$71,852
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended September 30, 2017 and September 30, 2016 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2016.

There have been no changes in the Company's significant accounting policies for the period ended September 30, 2017 as compared to those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

SEPTEMBER 30, 2017

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had no stock options and warrants that would have been included in the fully diluted earnings per share for the nine month periods ended September 30, 2017and 2016, respectively.

NOTE 3 – SALE OF REAL ESTATE

In March of 2016, the Company sold its commercial building in Cliffwood Beach, New Jersey. The sale price was $625,000 and the Company recognized a loss on the sale of $39,910. The Company received $562,327 in cash at closing with $20,000 held in escrow for repairs. $14,826 of the $20,000 in escrow was returned to the Company on August 1, 2016.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through November 17, 2017. None were noted.

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

Results of Operations

Comparison for the three months ended September 30, 2017 and 2016

Net Revenue

Net revenue increased by approximately $202,701 or approximately 14.6%, from $1,384,248 for the three months ended September 30, 2016 to $1,586,949 for the three months ended September 30, 2017. This increase was due primarily to increased demand from the industrial sector.

Total Cost of Sales

Cost of sales increased by $485,274 or approximately 15%, from $3,136,832 for the nine months ended September 30, 2016 to $3,622,106 for the nine months ended September 30, 2017. The increase in cost of sales was attributed to a commensurate increase in sales.

Gross profit

Gross profit decreased by $93,718 or approximately 20.2%, from $463,934 for the three months ended September 30, 2016 to $370,216 for the three months ended September 30, 2017. This decrease was due primarily to the above described increase in higher labor due to increased warehouse headcount in the current quarter.

Net Income

As a result of the above factors, the Company showed a net income of $83,161 for the three months ended September 30, 2017, as compared to a net loss of $13,888 for the three months ended September 30, 2016. This increase of $97,049or approximately 699% is primarily attributed to the above described increase in sales coupled with an increase in other income of $99,694 composed of a write-off of a vendor payable of $78,973 plus a refund on a copier lease of $20,547. Additionally, general and administrative costs decreased by $30,449 over the same period which was primarily attributed to a decrease of $21,431 in legal and accounting costs coupled with a decrease of approximately $17,000 in payroll due to decreased administrative headcount.

Comparison for the nine months ended September 30, 2017 and 2016

Revenue

Revenue increased by approximately $517,278 or approximately 12%, from $4,422,717 for the nine months ended September 30, 2016 to $4,939,995 for the nine months ended September 30, 2017. This increase is due to increased demand for o-rings in the industrial sector.

Total Cost of Sales

Cost of sales increased by $485,274 or approximately 15%, from $3,136,832 for the nine months ended September 30, 2016 to $3,622,106 for the nine months ended September 30, 2017. The increase in cost of sales was attributed to a commensurate increase in sales.

Gross profit

Gross profit increased by approximately $32,004 or approximately 2%, from $1,285,885 for the nine months ended September 30, 2016 to $1,317,889 for the nine months ended September 30, 2017. This increase can be attributed to the above described changes in revenue and cost of sales.

Net Loss

As a result of the above described changes in revenue and cost of sales, our net income was $157,662 for the nine months ended September 30, 2017, as compared to a net loss of $87,120 for the nine months ended September 30, 2016. This was an increase of $244,782 or approximately 281%. This increase can be explained by increased sales coupled with the previously described reduced general and administrative costs and increase of $99,521 increase in other income in the third quarter.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolving borrowings, loans from officers, notes payable and cash generated from operations.

On September 30, 2017, we had cash and cash equivalents of approximately $14,264 as compared to approximately $6,814 as of December 31, 2016, representing an increase of $7,450. This increase can be explained by net cash provided by operating activities of $36,907 primarily attributed to an increase in accounts receivable of $246,129 and an increase of inventory of $207,323 offset by an increase in accounts payable of $318,366; net cash flows used in investing activities of $32,984 from the purchase of fixed assets; and net cash provided by financing activities of $3,527 primarily attributed to a net borrowing of a bank line of credit in the amount of $30,000 offset by a paydown on notes payable of $65,084 and a proceeds from related party loan of $38,611. On September 30, 2017, our working capital was approximately $1,660,420.

The cash flow from operating activities increased from net cash used of $118,109 for the quarter ended September 30, 2016 to net cash provided of $36,907 for the quarter ended September 30, 2017. This increase of $155,016 is primarily attributed to an increase in net income.

The cash flow from investing activities decreased from cash provided of $589,712 for the quarter ended September 30, 2016 to net cash used of $32,984. This decrease is attributed to the fact that in the 1st quarter of 2016, the Company realized cash on the sale of its Cliffwood Beech property in the amount of $562,237. In August 2017, the Company purchased a new HVAC unit for $13,144.

The cash flow from financing activities increased from net cash used of $482,353 for the quarter ended September 30, 2016 to net cash provided of $3,527 for the quarter ended September 30, 2017. This is primarily attributed to the fact that the Company made a large paydown on the bank line of credit (sourced from the sale do the Cliffwod Beach property) in the amount of $411,000 in the first quarter of 2016.

Bank Loans

The cash flow from financing activities increased from net cash used of $482,353 for the quarter ended September 30, 2016 to net cash provided of $3,527 for the quarter ended September 30, 2017. This is primarily attributed to the fact that the Company made a large paydown on the bank line of credit (sourced from the sale of the Cliffwood Beach property) in the amount of $411,000 in the first quarter of 2016.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of September 30, 2017, the Company had no uncertain tax positions.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2017:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 20, 2017

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 20, 2017