Form 10-K
period 2017-12-31
STERLING CONSOLIDATED Corp
filed 2018-04-17
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

As of April 17, 2018, the registrant had 40,715,540 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

[image1]

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

Blockchain

Our core business is the importation and distribution of o-rings, seals and other related products. An o-ring is a highly-engineered circular rubber based product that seals any liquid or gas and is used in the automotive, electrical and industrial sectors. O-rings come in 7 standard materials (Teflon, Viton, EPDM, silicone, Aflas, Nbr and urethane) and there are 380 standard sizes for each material. These are known as “standard o-rings”. In 1980, the last major U.S. manufacturer of standard o-rings ceased manufacturing domestically. Since that time, standard o-ring production has been dominated by Chinese manufacturers and the gasket and seal industry is currently a $63.2 billion industry. This has created a highly fragmented market with many small distributors throughout the United States and Europe selling a highly commoditized product.

Business Strategy

We currently have an estimated 3,000 customers with an average order of approximately $309 per order. As a result, in order to be able to meet customer expectations, we must carry a large inventory (up to $2.8 million) compared to our annual sales which are approximately $6.4 million. We currently inventory approximately 14,000 different SKUs in 33,000 square feet of our two warehouses.

Our latest strategy is to utilize the Blockchain to build out the first Decentralized International Marketplace for O-rings called “DiMO”. The buildout is planned to be done through use of a proprietary internally developed cryptocurrency,” (also called “DiMO”) using the ERC20 token protocol over the Ethereum platform. A more detailed description of this strategy can be found in the Company’s Regulation A Offering Circular filed with the SEC on February 14, 2018.

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

Employees

As of April 17, 2018 we have 26 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

We have sales offices at 34 North Liberty Street, in West Alexander, PA and 1200 A Corporation Drive, High Point, NC where we rent commercial space on a month-to-month basis.

In addition, we have a sales office located at 48 High Street, Norwell, Massachusetts 02061. This is a home office owned by 2 of our employees. We do not have a lease agreement or pay rent for them to use this as a home office.

In 2016 ADDR also owned a property in Cliffwood Beach, NJ which was rented to unaffiliated 3rd parties. The property was sold in the 1st quarter of 2016.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently being sued by a finance company for automatic renewal of a $26,977 financing arrangement used to finance our accounting software. The Company did not intend to ever renew the contract and we intend a vigorous defense of this lawsuit. We do not expect that this legal proceeding will have a material adverse effect on our business, financial condition or operating results.

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

	High	Low
Fiscal Year 2016
First quarter ended March 31, 2016	$0.06	$0.01
Second quarter ended June 30, 2016	$0.03	$0.05
Third quarter ended September 30, 2016	$0.03	$0.02
Fourth quarter ended December 31, 2016	$0.03	$0.01

Fiscal Year 2017
First quarter ended March 31, 2017	$0.0847	$0.0112
Second quarter ended June 30, 2017	$0.095	$0.035
Third quarter ended September 30, 2017	$0.08	$0.02
Fourth quarter ended December 31, 2017	$0.25	$0.03

Approximate Number of Equity Security Holders

As of April 17, 2018 there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

On February 14, 2018, the Company declared a property dividend in the form of its own internally developed cryptocurrency called “DiMO”. The dividend is payable on December 14, 2018.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

No stock was issued in 2017.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2016.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Results of Operations

Comparison of the year ended December 31, 2017 and 2016

Revenues

For the years ended December 31, 2017 and 2016 we generated revenues of $6,453,230 and $5,738,965, respectively. This represents an increase of $714,265 or approximately 12.4%. The reason for the increase was overall growth in the industrial economy which created an increase in customer o-ring purchases.

Total Cost of Sales

For the years ended December 31, 2017 and 2016 our overall cost of sales was $5,427,997 and $4,175,724, respectively. This represents an increase of $1,252,273 or 30.0%. Approximately $285,754 of this increase can be explained by the above described commensurate increase in revenues. The remainder is attributed to a non-recurring inventory adjustment of $444,464 to write-down obsolete inventory.

Gross profit

For the years ended December 31, 2017 and 2016 our gross profit was $1,025,233 and $1,563,241, respectively. This represents an increase of $538,008 or 34.4%. This increase can be attributed to the above described one-time inventory adjustment for obsolete inventory.

Operating Expenses

For the years ended December 31, 2017 and 2016 we incurred operating expenses of $1,862,458 and $1,468,425, respectively. This represents an increase of $394,033 or 21.2% explained primarily by the recognition of $517,040 in compensation expense related to the granting of non-qualified stock options offset by a decrease in approximately $123,007 in general administrative costs. The decrease in general and administrative costs can be primarily explained by a $69,089 decrease in benefits expense related to the company’s profit sharing plan and a $14,120 decrease in software lease expense.

Net Income (Loss)

As a result of the above factors, our net loss was $531,356 for the year ended December 31, 2017, as compared to net loss of $85,291 for the year ended December 31, 2016.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2017, we had cash and cash equivalents of $36,888 as compared to $6,814 as of December 31, 2016, representing an increase of $30,074. This increase can be explained by net cash used in operating activities of $24,958; net cash used in investing activities of $13,144; and net cash provided by financing activities of $32,078. At December 31, 2017 and 2016, our working capital was approximately $1,139,302 and $1,422,469 respectively.

The cash flows from operating activities decreased from net cash provided of $65,388 for the year ended December 31, 2016 to net cash used of $24,958 for the year ended December 31, 2017. This decrease is primarily attributed to a increased paydown of accounts payable of approximately $250,519.

The cash flows from investing activities reflects a decrease of capital spending from net cash provided of $506,748 for the year ended December 31, 2016 to net cash used of $13,144 for the year ended December 31, 2017. This decrease can be explained by the one-time sale of the Company’s Cliffwood Beach building offset by an investment in a packing machine for the year ended December 31, 2016.

The cash flow from financing activities increased from net cash used of $596,751 for the year ended December 31, 2017 to net cash provided of $32,078 for the year ended December 31, 2017. This increase is primarily attributed to the fact that the Company used the proceeds from the sale of the Cliffwood Beach building in 2016 to pay down its line of credit.

Bank Loans

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2017 and 2016 the published prime rate was 4.50% and 3.75%, respectively. As of December 31, 2017 and 2016, the Company had drawn down $828,858 and $758,858, respectively, on the bank line of credit. In 2017 and 2016 the Company was in violation of its covenant with the bank and is seeking waiver.

The Company currently has a $1,085,802 mortgage outstanding. The mortgage has a variable rate of LIBOR plus 4.50% and is for a 5-year term expiring in October of 2018.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2017 and 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2015 and 2016 and 2017 are subject to federal and state tax examination under the current statutes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2017:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 17, 2018. Our Executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	75	Chairman of the Board
Darren DeRosa	43	Chief Executive Officer
Scott Chichester	47	Chief Financial Officer

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

Other directorships held during the last 5 years:  Global X Funds (2008-present) (ETF fund complex); 52 funds; ARK Investment Trust (ETF Fund Complex) (2014 – present) 4 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014); Bayview Acquisition Corp (2010-August 13, 2012).

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017, and 2016 in all capacities. Our named executive officers for 2017 and 2016 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2016	$152,406	0	0	0	0	0	0	$152,406
	2017	$152,210	0	0	0	0	0	0	$152,210
Scott Chichester, Chief Financial Officer	2016	$58,182	0	0	0	0	0	0	$58,182
	2017	$52,400	0	0	0	0	0	0	$52,400
Fred Zink, President of Sterling Seal	2016	$81,490	0	0	0	0	0	0	$81,490
	2017	$86,160	0	0	0	0	0	0	$86,160
Angelo DeRosa,Chairman of the Board*	2016	$0	0	0	0	0	0	8,000	$8,000
	2017	$0	0	0	0	0	0	8,000	$8,000

*this is an officer position

Outstanding Equity Awards at Fiscal Year-End Table

On December 26, 2017, Sterling Consolidated Corp. (“SCC” or the “Company”) entered into Non-Qualified Option Agreements (“Option Agreements”) with certain officers, directors employees and consultants, pursuant to the approval of the SCC Board of Directors on December 18, 2017. The Option Agreements provide that the options are fully vested upon issuance, and may be exercised for four or five year periods, depending upon the identity and position of the option grantee. The options may be exercised to purchase the Company’s common stock at an exercise price per option is $0.03 per share. The Option Agreements also provide for cashless and net exercise, restrictions on transferability, and certain termination provisions for cause.

Specific grants of options pursuant to the Option Agreements are as follows:

Name and Title of Optionee	Number of Options Granted	Exercise Period

Angelo DeRosa, Chairman	3,100,000	5 Years

Darren DeRosa, CEO	3,100,000	5 Years

Scott Chichester, CFO*	3,100,000	4 Years

Madison Park Advisors Corp.*	500,000	4 Years

Fred Zink, SCC Employee	500,000	4 Years

John Magoulis, SCC Employee	500,000	4 Years

*Scott Chichester, CFO is the beneficial owner of Madison Park Advisors.

 Compensation of Directors

The following table provides information for 2016 and 2017 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2016 and 2017. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa,	2016	$0	0	0	$0
Chairman of the Board	2017	$0	0	0	$0
Darren DeRosa,	2016	$0	0	0	$0
Director	2017	$0	0	0	$0
Scott Chichester,	2016	$0	0	0	$0
Director	2017	$0	0	0	$0

Employment Agreements

Currently, the CFO, Scott Chichester is under an employment agreement and is compensated at the rate of $53,000 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 17, 2018, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,702,759	(5)	41.02%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,360,000	(6)	40.18%

Scott R. Chichester (4) 80 Pine St. Ste 3302 New York, NY 10005	1,027,000		2.52%

Fred Zink 1105 Green Grove Road Neptune, New Jersey 07753	35,000		.08%

All Executive Officers and Directors as a group (4 persons)	34,124,759		83.80%

(1)	Based on 40,715,540 shares of common stock outstanding as of April 17, 2018.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.

(3)	Darren DeRosa is the Chief Executive Officer of the Company and a Director.

(4)	Scott Chichester is the Chief Financial Officer of the Company and a Director.

(5)	Includes 16,290,000 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.

(6)	Includes 16,090,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2013:

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2017, the Company accrued interest of $45,507 and paid $45,858 on the related party note, leaving an ending balance on the note of $1,681,281. For the year ended December 31, 2016, the Company accrued interest of $48,208 and made cash repayments of $87,525 on the related party note, leaving an ending balance on the note of $1,681,632.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed approximately $40,000 and $42,500, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $9,000, and $8,000 in fees billed for audit related services for the years ended December 31, 2017 and 2016, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2017 and 2016, we were billed $0 and $0, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2017and 2016.

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

Date: April 17, 2018	STERLING CONSOLIDATED CORP.

	By:	/s/Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	April 17, 2018
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	April 17, 2018
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	April 17, 2018
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sterling Consolidated Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterling Consolidated Corp. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Sterling Consolidated Corp. consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our Audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our Audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2013.

Salt Lake City, UT

April 17, 2018

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$36,888	$6,814
Account receivable, net	756,914	556,025
Inventory, net	2,505,175	2,723,222
Notes receivable and other current assets	37,861	45,888

Total current assets	3,336,838	3,331,949

Property and equipment, net	1,751,216	1,903,512
Intangible assets, net	86,007	103,209
Deferred tax asset	533,581	157,428

Total assets	$5,707,642	$5,496,098

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,272,926	$1,022,407
Bank line of credit	828,858	758,858
Other liabilities	62,393	70,960
Derivative liability	2,176	15,061
Current portion of long-term notes payable	31,183	42,194

Total current liabilities	2,197,536	1,909,480

Other liabilities
Long-term notes payable, related parties	1,681,281	1,681,632
Long-term notes payable	1,073,972	1,135,817
Total other liabilities	2,755,253	2,817,449

Total liabilities	4,952,789	4,726,929

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	40,716	40,716
Additional paid-in capital	1,963,318	1,446,278
Accumulated deficit	(1,249,181)	(717,825)
Total stockholders' equity	754,853	769,169

Total liabilities and stockholders' equity	$5,707,642	$5,496,098

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016

Revenues
O-rings and rubber product sales	$6,256,026	5,632,422
Freight services	197,204	106,543
Total revenues	6,453,230	$5,738,965

Cost of sales
Cost of goods	5,191,716	3,995,601
Cost of services	236,281	180,123
Total cost of sales	5,427,997	4,175,724

Gross profit	1,025,233	1,563,241

Operating expenses
Sales and marketing	246,608	222,960
General and administrative	1,615,850	1,245,465
Total operating expenses	1,862,458	1,468,425

Operating income (loss)	(837,225)	94,816

Other income and expense
Other income	89,865	(11,790)
Loss on sale of real estate	-	(39,910)
Loss on sale of vehicle	(2,502)	-
Gain on interest rate swap	12,885	9,499
Interest expense	(124,632)	(141,516)
Total other expense	(24,384)	(183,717)

Income (loss) before provision for income taxes	(861,609)	(88,901)

Provision (benefit) for income taxes	(330,253)	(3,610)

Net income (loss)	$(531,356)	$(85,291)

Net income (loss) per share of common stock:
Basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	40,715,540	$40,716	$1,446,278	$(632,534)	$854,460

Net loss for the year ended December 31, 2016	-	-	-	(85,291)	(85,291)

Balance, December 31, 2016	40,715,540	$40,716	$1,446,278	$(717,825)	$769,169

Stock option issuance			$517,040		517,040
Net income for the year ended December 31, 2017	-	-	-	(531,356)	(531,356)

Balance, December 31, 2017	40,715,540	$40,716	$1,963,318	$(1,249,181)	$754,853

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31
	2017	2016
Cash flows from operating activities
Net income (loss)	$(531,356)	$(85,291)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,039	154,623
Bad debt expense	-	(13,910)
Loss on sale of building	-	39,910
Loss on sale of vehicle	2,502
Gain on swap	(12,885)	(9,499)
Fair value of vested options	517,040	-
Changes in operating assets and liabilities:
Accounts receivable	(200,889)	190,858
Inventory	218,047	73,574
Deferred tax asset	(376,153)	5,011
Other assets	8,027	(25,364.00)
Accounts payable and accrued interest payable	251,295	(268,818)
Other liabilities	(8,567)	4,294
Net cash provided by (used in) operating activities	11,100	65,388

Cash flows from investing activities
Purchase of fixed and intangible assets	(13,144)	(70,405)
Sale of building	-	577,153
Net cash provided by (used in) investing activities	(13,144)	506,748

Cash flows from financing activities
Net borrowing (paydown) of bank line of credit	70,000	(486,458)
Payments on notes payable	(37,531)	(70,976)
Net loan - related party	(351)	(39,317)

Net cash provided by (used in) financing activities	32,118	(596,751)

Net change in cash and cash equivalents	30,074	(24,615)

Cash and cash equivalents at the beginning of period	6,814	31,429

Cash and cash equivalents at the end of period	$36,888	$6,814

Supplemental disclosures of cash flow information:
Cash paid for interest	$124,632	141,516
Cash paid for taxes	$11,732	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $123,090 and $123,090 as of December 31, 2017 and 2016, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $585,764 and $141,000 as of December 31, 2017 and 2016, respectively.

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were $0 and $0 impairments of long-lived assets during the years ended December 31, 2017 and 2016, respectively.

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $123,441 and $67,962, for the years ended December 31, 2017 and 2016, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2017 and 2016, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The tax years 2015 and 2016 and 2017 are subject to federal and state tax examination under the current statutes.

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

We designate our fixed-to-floating interest rate swap as a fair value derivative instrument. In 2013 the Company entered into an interest rate swap contract as an economic hedge against interest rate risk through 2018. Hedge accounting treatment per guidance in ASC 815-10 and related subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives are recorded in current earnings. The derivatives were recorded as a liability on the Company’s balance sheet at an aggregate fair value of $2,176 and $15,061 as of December 31, 2017 and 2016, respectively.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2017	Interest rate swap derivative liability	$-	$-	$2,176	$2,176
2016	Interest rate swap derivative liability	$-	$-	$15,061	$15,061

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2017 and 2016 one (1) customer represented 14.6% and 10.7% of accounts receivable, respectively. One (1) customer accounted for 8.3% and 11.4% of sales for the years ended December 31, 2017 and December 31, 2016, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2017 and 2016 the Company’s property and equipment consisted of the following:

	2017	2016
Land, building & leasehold improvements	$1,815,726	$1,815,726
Machinery and equipment	1,065,127	1,051,983
Vehicles	246,659	290,103
Total property and equipment	3,127,512	3,157,812

Less: accumulated depreciation	1,376,296	1,254,300
Property and equipment, net	$1,751,216	$1,903,512

Depreciation expense included as a charge to income for the years ended December 31, 2017 and 2016 was $126,837 and $137,366 respectively. In March of 2016, the Company sold its Cliffwood Beach property for $625,000 and recognized a loss of $39,910. In March of 2017, the Company sold its 2016 Jeep for $26,098 and recognized a loss of $2,505.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2017	2016

Identified intangible assets (customer lists)	290,097	290,097
Impairment of customer lists	(135,773)	(135,773)
Accumulated amortization	(68,317)	(51,115)
Intangible assets, net	$86,007	$103,209

Weighted-average remaining life	5 years	6 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $17,202 and $17,257 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – LINES OF CREDIT

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2017 and 2016 the published prime rate was 4.50% and 3.75%, respectively. As of December 31, 2017, and 2016, the Company had a balance of $828,858 and $758,858, respectively, on the bank line of credit. In 2017, the Company was in violation of its covenant in which the bank has the legal right to call the note. The Company does not expect the bank to do this and is seeking a waiver.

NOTE 6– NOTES PAYABLE AND DEBT

At December 31, 2017 and 2016, long-term debt consisted of the following:

	December 31, 2017	December 31, 2016
Mortgage payable, due in monthly installments of principal and interest through October 8, 2018. Interest is charged variably at 2.25% above the LIBOR rate. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in October of 2018.	$1,085,802	$1,113,209

Vehicle loan secured by the vehicle, maturing on March 4, 2022. Interest is charged at 2.99% per annum. Note was retired in March of 2017.	-	37,330

Financing agreement on software purchase, maturing on March 31, 2017. Interest was charged at 5.0% per annum. Note was paid in full in March of 2017.	-	4,491

Vehicle loan secured by the vehicle, maturing on September 8, 2022. Interest is charged at 3.99% per annum.	19,353	22,981
Total long-term debt	1,105,155	1,178,011

Less current portion of long-term debt	(31,183)	(42,194)
Long-term debt	$1,073,972	$1,135,817

Future minimum principal payments due in each of the years subsequent to December 31, 2017 are as follows:

Years Ending December 31	Future Minimum Principal Payments
2018	1,089,578
2019	3,929
2020	4,089
2021	4,255
2022	3,304
Total	$1,105,155

For the years ended December 31, 2017 and 2016, respectively, the Company recognized $37,252 and $34,569 in interest expense on long-term debt.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2017, the Company accrued interest of $45,507 and paid $45,858 on the related party note, leaving an ending balance on the note of $1,681,281. For the year ended December 31, 2016, the Company accrued interest of $48,208 and made cash repayments of $87,525 on the related party note, leaving an ending balance on the note of $1,681,632.

NOTE 8 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company's North Carolina and Pennsylvania facilities are currently under a month-to-month lease and have no future commitments.

The future minimum lease payments in the years subsequent to December 31, 2016 are as follows:

	2018	2019	2020	Total
Vehicles	$29,328	$29,328	$21,676	$80,332
Property	8,525	5,075	0	13,600
Subtotal	$37,853	$34,403	$21,676	$93,932

NOTE 9 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2017 and 2016, $1,106 and $64,274 was owed under the defined contribution retirement plan, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2017 and 2016 the Company had 40,715,540 and 40,715,540 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

In 2016 and 2017, the Company did not issue any shares of stock.

NOTE 11 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2017	2016

Current Assets and Liabilities:
Provision for doubtful accounts	$50,282	$50,282
Net operating loss carryforward	342,515	0
Vacation Accrual	9,705	5,337
Total	402,502	55,619
Valuation Allowance	-	-
Current Deferred Tax Asset, net	402,502	55,619

Noncurrent Assets and Liabilities:
Depreciation	67,014	37,744
Writedown of Goodwill	64,065	64,065
Total	131,079	101,809
Valuation Allowance	-	-
Noncurrent Deferred Tax Liability, net	$131,079	$101,809

Total Deferred Tax - Asset, net	$533,581	$157,428

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2017	2016
Deferred tax expense (benefit)	$(108,139)	$5,011
Current provision	(222,114)	(8,621)
Total Provision for (Benefit of) Income Taxes	$(330,253)	$(3,610)

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2017.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2017		2016
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$(301,563)	35.00%	$(31,115)	35.00%
State tax, net of Federal effect	(20,304)	2.35%	(517)	0.58%
Total permanent differences	180,088	(20.90)%	28,022	(31.52)%
True-up of taxes payable and NOL carryforward	(188,474)	21.87%	0	0%
NOL deduction	0	0%	0	0%
Tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$(330,253)	38.32%	$(3,610)	4.06%

NOTE 12 – NON-QUALIFIED OPTION GRANTS

On December 26, 2017, Sterling Consolidated Corp. (“SCC” or the “Company”) entered into Non-Qualified Option Agreements (“Option Agreements”) with certain officers, directors employees and consultants, pursuant to the approval of the SCC Board of Directors on December 18, 2017. The Option Agreements provide that the options are fully vested upon issuance, and may be exercised for four or five year periods, depending upon the identity and position of the option grantee. The options may be exercised to purchase the Company’s common stock at an exercise price per option is $0.03 per share. The Option Agreements also provide for cashless and net exercise, restrictions on transferability, and certain termination provisions for cause.

Specific grants of options pursuant to the Option Agreements are as follows:

Name and Title of Optionee	Number of Options Granted	Exercise Period

Angelo DeRosa, Chairman	3,100,000	5 Years

Darren DeRosa, CEO	3,100,000	5 Years

Scott Chichester, CFO	3,100,000	4 Years

Madison Park Advisors Corp.	500,000	4 Years

Fred Zink, SCC Employee	500,000	4 Years

John Magoulis, SCC Employee	500,000	4 Years

The Company recognized $517,040 of compensation expense related to the non-qualified option grants in 2017.

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

NOTE 14 – SUBSEQUENT EVENTS

On February 14, 2018, the Company announced a property dividend in the form of its own proprietary cryptocurrency called “DiMO”. Each common shareholder of record as of October 26, 2018 will receive 950 DiMO tokens, with a payment date of December 14, 2018.  The Company has also filed a Form 1-A with SEC to qualify a Reg A offering with a maximum raise of $50 million.