Form 10-Q
period 2018-03-31
STERLING CONSOLIDATED Corp
filed 2018-05-21
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 21, 2018 there were 40,715,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,474	$36,888
Account receivable, net	936,346	756,914
Inventory, net	2,313,257	2,505,175
Notes receivable and other current assets	28,057	37,861
Derivative asset	197	-

Total current assets	3,303,331	3,336,838

Property and equipment, net	1,698,395	1,751,216
Intangible assets, net	81,693	86,007
Deferred tax asset	574,613	533,581

Total assets	$5,658,032	$5,707,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,264,187	$1,272,926
Bank line of credit	828,858	828,858
Other liabilities	69,501	62,393
Derivative liability	-	2,176
Current portion of long-term notes payable	1,082,763	31,183

Total current liabilities	3,245,309	2,197,536

Other liabilities
Long-term notes payable, related parties	1,645,462	1,681,281
Long-term notes payable	14,610	1,073,972
Total other liabilities	1,660,072	2,755,253

Total liabilities	4,905,381	4,952,789

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 40,715,540 and 40,715,540 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	40,716	40,716
Additional paid-in capital	1,963,318	1,963,318
Common stock subscribed	97,500	-
Accumulated deficit	(1,348,883)	(1,249,181)
Total stockholders' equity	752,651	754,853

Total liabilities and stockholders' equity	$5,658,032	$5,707,642

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Revenues
O-rings and rubber product sales	$1,754,356	1,743,459
Freight services	43,100	39,885
Total revenues	1,797,456	$1,783,344

Cost of sales
Cost of goods	1,260,031	1,159,844
Cost of services	70,224	60,143
Total cost of sales	1,330,255	1,219,987

Gross profit	467,201	563,357

Operating expenses
Sales and marketing	90,177	49,042
General and administrative	358,028	344,381
Research and development	112,500	-
Total operating expenses	560,705	393,423

Operating income	(93,504)	169,934

Other income (expense)
Other income	3,112	9,386
Gain on interest rate swap	2,373	5,039
Loss on disposal of software	(20,498)	-
Interest expense	(32,217)	(36,095)
Total other expense	(47,230)	(21,670)

Income (loss) before provision for income taxes	(140,734)	148,264

Provision (benefit) for income taxes	(41,032)	59,305

Net income (loss)	$(99,702)	$88,959

Net income (loss) per share of common stock:
Basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic and diluted	40,715,540	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31
	2018	2017
Cash flows from operating activities
Net income (loss)	$(99,702)	$88,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,637	36,612
Bad debt expense	-	2,897
Loss on disposal of software	20,498	-
Gain on swap	(2,373)	(5,039)
Stock for services	97,500	-
Changes in operating assets and liabilities:
Accounts receivable	(179,432)	(198,815)
Inventory	191,918	79,587
Prepaids and other current assets	9,804	18,584
Deferred tax asset	(41,032)	59,305
Accounts payable and accrued interest payable	(8,739)	12,202
Other liabilities	7,108	1,383
Net cash provided by operating activities	32,187	95,675

Cash flows from investing activities
Purchase of fixed and intangible assets	-	(39,778)
Net cash provided by (used in) investing activities	-	(39,778)

Cash flows from financing activities
Net borrowing of bank line of credit	-	30,000
Payments on notes payable	(7,782)	(13,884)
Net loan - related party	(35,819)	(4,953)

Net cash provided by (used in) financing activities	(43,601)	11,163

Net change in cash and cash equivalents	(11,414)	67,060

Cash and cash equivalents at the beginning of period	36,888	6,814

Cash and cash equivalents at the end of period	$25,474	$73,874

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,217	33,767
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2017.

On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). Under this method, we are required to recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The adjustment was not material, and therefore was not made. This results in no restatement of prior periods, which continue to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new revenue standard to continue to be immaterial on an ongoing basis.

The impact of recording this change as of January 1, 2018 resulted in an increase in no change to deferred revenue at that date and a no corresponding change in retained earnings as well. The impact of adopting the new revenue standard in 2018 did not create a material impact on our financial statements.

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

Inventories

Inventories, which are entirely comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 20% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

	March 31, 2018	December 31, 2017
Finished goods	$2,899,021	$3,090,939
Raw materials	-	-
Work-in-progress	-	-
Inventory Reserve	(585,764)	(585,764)
Net Inventory	$2,313,257	$2,505,175

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). In the case of Sterling, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured.  For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 606. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties.

Basic and Diluted Earnings per Share

The Company has adopted ASC Update 2017-11, Earnings Per Share (Topic 260), (the “new pronouncement”) for the period ended March 31, 2018. This new pronouncement calls for a change in the accounting for “down round” feature equity linked instruments such as option, warrants and convertible notes. “Down round” features are features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Previous accounting guidance required a fair value measurement each accounting period on an ongoing basis and treatment of the instrument as a derivative liability with the change in the value of the liability recognized on the income statement. The new pronouncement requires that the effect of the down round feature is treated as a dividend and as a reduction of income available to commons shareholders in basic EPS. While the Company has 10,800,000 options currently outstanding as of March 31, 2018, all of these options are at a fixed price and were fully vested upon issuance on December 27, 2018. Consequently, they do not have “down round” features and the earnings per share calculations are unaffected by the new pronouncement.

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrantsthat were considered as common stock equivalents as of March 31, 2018 and 2017, respectively.

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – STOCK TRANSACTIONS

On January 29, 2018, the Company signed a stock for services agreement authorizing the issuance of 750,000 shares of stock to a consultant at a valuation of $.13/share related to its development of DiMO, the Company’s proprietary cryptocurrency. $97,500 was expensed to research and development for the 3 months ended March 31, 2018.

Regulation A Offering and Property Dividend

On February 14, 2018, the Company announced a property dividend of its internally developed cryptocurrency, DiMO. The dividend called for 950 DiMO to be distributed to shareholders of record as of October 26, 2018 with a payment date of December 14, 2018.

Additionally, on February 14, 2018, the Company filed a registration statement under Regulation A to offer up to 55,555,555 shares of common stock at an offering price of $0.90/share. The Company has received 15 comments on this offering from the SEC which it is currently addressing. Until such time as the offering is approved by the SEC, no Regulation A stock will be sold.

NOTE 4 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through May 21, 2018. None were noted.

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

Results of Operations

Comparison for the three months ended March 31, 2018 and 2017

Net Revenue

Net revenue increased by $14,112 or 0.79%, from $1,783,344 for the three months ended March 31, 2017 to $1,797,456 for the three months ended March 31, 2018. This increase was due primarily to price increases due to cost increase in the Company’s cost of purchasing o-rings offset by slightly decreased product demand across the o-ring sector.

Total Cost of Sales

Cost of sales increased by $110,268 or 9.04%, from $1,219,987 for the three months ended March 31, 2017 to $1,330,255 for the three months ended March 31, 2018. This increase was due primarily to market price increases of raw materials.

Gross profit

Gross profit decreased by $96,156 or 17.07%, from $563,357 for the three months ended March 31, 2017 to $467,201 for the three months ended March 31, 2018. The gross profit margin decreased from31.59% the three months ended March 31, 2017 to 25.99% for the three months ended March 31, 2018. This decrease was due primarily to the above described increase in cost of goods sold due to increased material costs in the rubber products sector.

Net Income

As a result of the above factors, the Company showed a net loss of $99,702 for the three months ended March 31, 2018, as compared to a net income of $88,959 for the three months ended March 31, 2017. This decrease of $188,661 or approximately 212.08% is attributed to a combination of increased cost of goods sold, increased total operating expenses due to an increase of $41,135 in sales and marketing costs, a loss on disposal of software of $20,498 and research & development costs of $112,500 related to the Company’s development of its proprietary cryptocurrency.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On March 31, 2018, we had cash and cash equivalents of $25,474 as compared to $36,888 as of December 31, 2017, representing a decrease of $11,414. This decrease can be explained by net cash provided by operating activities of $32,187 primarily attributed to a decrease in inventory of $191,918, offset by an increase in accounts receivable of $179,432; and net cash used in financing activities of $43,601 primarily attributed to paydown of loans to related party in the amount of $35,819. On March 31, 2018, our working capital was $58,022.

The cash flow provided by operating activities decreased from $95,675 for the quarter ended March 31, 2017 to net cash provided of $32,187 for the quarter ended March 31, 2018. This decrease of $63,488 is primarily attributed to an increase in deferred tax asset. Additionally, net loss for the period ended March 31, 2018 was $99,702 compared to a net income of $88,959 for the period ended March 31, 2017. This decrease in net income is explained by decreased gross profit due to rising materials costs in the first quarter of 2018, as well as one-time charges of $112,500 for research and development and loss on disposal of software for $20,498 during the period ended March 31, 2018.

The cash flow from investing activities increased from cash used of $39,778 for the quarter ended March 31, 2017 to net cash used of $0 for the quarter ended March 31, 2018. This increase is attributed to the fact that in the 1st quarter of 2017, the Company purchased $39,778 in fixed assets and did not make any fixed asset purchases in the first quarter of 2018.

The cash flow from financing activities decreased from net cash provided of $11,163 for the quarter ended March 31, 2017 to net cash used of $43,601 for the quarter ended March 31, 2018. This decrease is primarily attributed to a net borrowing on line of credit of $30,000 in the quarter ended March 31, 2017 and a paydown on the related party loan in the amount of $35,819 in the quarter ended March 31, 2018.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $828,858 line of credit and a $1,078,950 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018. The Company is currently in violation of one of its financial covenants with the bank and is seeking a waiver.

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

Revenue recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). In the case of Sterling, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. The new revenue standard does not materially change this calculation method.  For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 606. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2017, the Company had no uncertain tax positions.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,800,000 of the stock options outstanding as of March 31, 2018 were fully vested and therefore, no compensation expense was recorded in the quarter ended March 31, 2018.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2018:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 21, 2018

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 21, 2018