Form 10-Q
period 2018-06-30
STERLING CONSOLIDATED Corp
filed 2018-08-20
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 20, 2018 there were 41,465,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash and cash equivalents	$30,082	$36,888
Account receivable, net	853,299	756,914
Inventory, net	2,203,824	2,505,175
Notes receivable and other current assets	20,380	37,861
Derivative asset	632	-

Total current assets	3,108,217	3,336,838

Property and equipment, net	1,668,213	1,751,216
Intangible assets, net	77,379	86,007
Deferred tax asset	585,375	533,581

Total assets	$5,439,184	$5,707,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,179,567	$1,272,926
Bank line of credit	828,858	828,858
Other liabilities	20,661	62,393
Derivative liability	-	2,176
Current portion of long-term notes payable, related parties	52,702	52,702
Current portion of long-term notes payable	1,075,950	1,089,578
Total current liabilities	3,157,738	3,308,633

Other liabilities
Long-term notes payable, related parties	1,536,313	1,628,579
Long-term notes payable	13,632	15,577
Total other liabilities	1,549,945	1,644,156

Total liabilities	4,707,683	4,952,789

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,465,540 and 40,715,540 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	41,466	40,716
Additional paid-in capital	2,060,068	1,963,318
Accumulated deficit	(1,370,033)	(1,249,181)
Total stockholders' equity	731,501	754,853

Total liabilities and stockholders' equity	$5,439,184	$5,707,642

See accompanying notes to consolidated financial statements

F - 1

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2018	2017	2018	2017

Revenues
O-rings and rubber product sales	$1,480,441	1,513,824	$3,234,797	3,257,283
Freight services	40,922	55,878	84,022	95,763
Total revenues	1,521,363	$1,569,702	3,318,819	$3,353,046

Cost of sales
Cost of goods	1,115,133	1,115,889	2,375,164	2,275,733
Cost of services	40,767	69,497	110,991	129,640
Total cost of sales	1,155,900	1,185,386	2,486,155	2,405,373

Gross profit	365,463	384,316	832,664	947,673

Operating expenses
Sales and marketing	60,460	59,772	150,637	108,814
General and administrative	305,834	314,038	663,862	658,419
Research and development	-	-	112,500	-
Total operating expenses	366,294	373,810	926,999	767,233

Operating income (loss)	(831)	10,506	(94,335)	180,440

Other income (expense)
Other income	1,404	5,108	4,516	14,494
Loss on sale of vehicle		(2,502)		2,502
Gain on interest rate swap	436	2,390	2,809	7,429
Loss on disposal of software	-	-	(20,498)	-
Interest expense	(32,921)	(39,161)	(65,138)	(75,256)
Total other expense	(31,081)	(34,165)	(78,311)	(55,835)

Income (loss) before provision for income taxes	(31,912)	(23,659)	(172,646)	124,605

Provision (benefit) for income taxes	(10,762)	(9,201)	(51,794)	50,104

Net income (loss)	$(21,150)	$(14,458)	$(120,852)	$74,501

Net income (loss) per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	41,465,540	40,715,540	41,216,921	40,715,540

See accompanying notes to consolidated financial statements

F - 2

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(120,852)	$74,501
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	71,133	60,288
Loss on disposal of software	20,498	-
Loss on sale of vehicle	-	2,502
Gain on swap	(2,808)	(7,429)
Stock for services	97,500	-
Changes in operating assets and liabilities:
Accounts receivable	(96,385)	(234,409)
Inventory	301,351	(104,323)
Prepaids and other current assets	17,481	-
Deferred tax asset	(51,794)	50,104
Other assets	-	(53,474)
Accounts payable and accrued interest payable	(93,359)	285,536
Other liabilities	(41,732)	702
Net cash provided by operating activities	101,033	73,998

Cash flows from investing activities
Purchase of fixed and intangible assets	-	(19,840)
Net cash used in investing activities	-	(19,840)

Cash flows from financing activities
Net borrowing of bank line of credit	-	30,000
Payments on notes payable	(15,573)	(57,322)
Net payments on related party note	(92,266)	(11,302)

Net cash used in financing activities	(107,839)	(38,624)

Net change in cash and cash equivalents	(6,806)	15,534

Cash and cash equivalents at the beginning of period	36,888	6,814

Cash and cash equivalents at the end of period	$30,082	$22,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,138	72,929
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

F - 3

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended June 30, 2018 and June 30, 2017 are not necessarily indicative of the operating results for the full years.

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

The impact of recording this change as of January 1, 2018 resulted in no change to deferred revenue at that date and no corresponding change in retained earnings,. The impact of adopting the new revenue standard in 2018 did not create a material impact on our financial statements.

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

Inventory Type	June 30, 2018	Dec. 31, 2017
Finished goods	$2,789,588	$3,090,939
Raw materials	-	-
Work-in-progress	-	-
Inventory Reserve	(585,764)	(585,764)
Net Inventory	$2,203,824	$2,505,175

Stock-based Transactions

The Company records stock-based compensation at fair value of the stock provided for services. The 10,800,000 of the stock options outstanding as of June 30, 2018 were fully vested and therefore, no compensation expense was recorded in the quarter ended June 30, 2018.

F - 4

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

Research and Development

The Company currently is engaged in the research and development of the DiMO marketplace and its own cryptocurrency, also called, “DiMO”. The DiMO marketplace is being planned by the Company to serve the o-ring industry and intends to utilize blockchain technology. The DiMO currency will be the currency used in this marketplace once the marketplace is built out.

Currently, the Company is expensing all technical costs related to the development of DiMO and the DiMO marketplace to research and development. The Company has recognized $112,500 and $0 in these research and development costs and for the 6 months ended June 30, 2018 and June 30, 2017, respectively.

Basic and Diluted Earnings per Share

The Company has adopted ASC Update 2017-11, Earnings Per Share (Topic 260), (the “new pronouncement”) for the period ended June 30, 2018. This new pronouncement calls for a change in the accounting for “down round” feature equity linked instruments such as option, warrants and convertible notes. “Down round” features are features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Previous accounting guidance required a fair value measurement each accounting period on an ongoing basis and treatment of the instrument as a derivative liability with the change in the value of the liability recognized on the income statement. The new pronouncement requires that the effect of the down round feature is treated as a dividend and as a reduction of income available to commons shareholders in basic EPS. While the Company has 10,800,000 options currently outstanding as of June 30, 2018, all of these options are at a fixed price and were fully vested upon issuance on December 27, 2017. Consequently, they do not have “down round” features and the earnings per share calculations are unaffected by the new pronouncement.

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date unless anti-dilutive. The Company had 10,800,000 and zero common stock equivalents from stock options and warrants that were considered anti-dilutive and were therefore excluded in the computation of fully diluted earnings (loss) per share as of June 30, 2018 and 2017, respectively.

NOTE 3 – STOCK TRANSACTIONS

On January 29, 2018, the Company signed a stock for services agreement for services completed February 14, 2018, authorizing the issuance of 750,000 shares of stock to a consultant at a valuation of $.13/share related to its development of DiMO, the Company’s proprietary cryptocurrency. $97,500 was expensed to research and development for the 3 months ended March 31, 2018   and zero was expensed in the second quarter of 2018. In the second quarter of 2018, these 750,000 shares authorized and subscribed in the first quarter of 2018, were issued.

Regulation A Offering and Property Dividend

On February 14, 2018, the Company declared a property dividend of its internally developed cryptocurrency, DiMO. The dividend called for 950 DiMO per share of common stock to be distributed to shareholders of record as of October 26, 2018 with a payment date of December 14, 2018.

Additional Cryptocurrency Dividend Metrics

Forfeiture of Dividend by Company Executives:

In order to not skew the metrics of the crypto dividend distribution, Angelo and Darren DeRosa, the Company’s Chairman of the Board and Chief Executive Officer and Director, respectively, have agreed to forego the rights to receive the dividend on all but 4,100,000 shares each of their common stock.

Company Holdbacks

The Company plans to retain 9,858,851,528 DiMO tokens as an initial reserve to be used for working capital and general business purposes. Additionally, the Company plans to retain a number of DiMO tokens equal to 25% of the total DiMO tokens distributed on the planned dividend payment date of December 14, 2018.

Since it still has not been distributed, the Company has assigned a zero value to the internally developed cryptocurrency and therefore has $0 recorded for Dividend Payable and has recorded a $0 gain/loss on the dividend from declaration date of February 14 to June 30, 2018. Consequently, the cryptodividend payable is not currently creating any adjustment to net income available for common shareholders or the calculated EPS.

F - 5

On February 14, 2018, the Company filed a registration statement under Regulation A to offer up to 55,555,555 shares of common stock at an offering price of $0.90/share. The Company has received 15 comments on this offering from the SEC   which it is currently addressing. Until such time as the offering is approved by the SEC, no Regulation A stock will be sold.

NOTE 4   – NOTES PAYABLE

The mortgage on the Company’s headquarters in Neptune, NJ matures in October of 2018 at which time the Company would require a full refinance of the principal balance due. As of June 30, 2018 the principal balance due was $1,075,950. The Company has been served a notice of default in August 2018 prior to the re-finance due to failing to meet its net income financial covenant. The Company is currently working with the noteholder to re-finance the mortgage.

NOTE 5 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS:

The Company’s reclassification of its mortgage from non-current to current as of the year ended December 31, 2017 based on the fact that it requires a mandatory re-finance in October 2018, resulted in no change of net income.

In accordance with the guidance provided by the SEC’s Staff Accounting Bulletin 99, Materiality and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements the Company has determined that the impact of adjustments relating to the correction of this accounting error are not material to previously issued annual audited consolidated financial statements. Accordingly, these changes are disclosed herein and will be disclosed prospectively.

As a result of the aforementioned correction of accounting reclassifications, the relevant annual financial statements have been revised as follows:

Effects on financials for the year ended December 31, 2017:

	December 31, 2017
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Current Liabilities
Current portion of long-term notes payable, related parties	$-	$52,702	$52.702
Current portion of long-term notes payable	31,183	1,058,395	1,089,578
Total Current Liabilities	2,197,536	1,111,097	3,308,633
Other Liabilities
Long-term notes payable, related parties	1,681,281	(52,702)	1,628,579
Long-term notes payable	1,073,972	(1,058,395)	15,577

Total Liabilities	$4,952,789	$-	$4,952,789

NOTE 6  – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through August 20, 2018. None were noted.

F - 6

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

Results of Operations

Comparison for the three months ended June 30, 2018 and 2017

Net Revenue

Net revenue decreased by approximately $48,339 or approximately 3.08%, from $1,569,702 for the three months ended June 30, 2017 to $1,521,363 for the three months ended June 30, 2018. This decrease was due primarily to decreased product demand across the o-ring sector.

Total Cost of Sales

Cost of sales decreased by approximately $29,486 or approximately 2.49%, from $1,185,386 for the three months ended June 30, 2017 to $1,155,900 for the three months ended June 30, 2018. This decrease was due primarily to a decrease of $28,730 in freight costs attributed to Integrity Cargo’s reduced sales.

Gross profit

Gross profit decreased by approximately $18,853 or approximately 4.91%, from $384,316 for the three months ended June 30, 2017 to $365,463 for the three months ended June 30, 2018. This decrease was due primarily to the above described decreases in sales, and corresponding decrease in cost of goods sold. Gross margin remained constant at approximately 24%.

Net Loss

As a result of the above factors, the Company showed a net loss of $21,150 for the three months ended June 30, 2018, as compared to a net loss of $14,458 for the three months ended June 30, 2017. This increase of $6,692 or approximately 46.29 % is attributed the factors described above.

Comparison for the six months ended June 30, 2018 and 2017

Revenue

Revenue decreased by approximately $34,227 or approximately 1.02%, from $3,353,046 for the six months ended June 30, 2017 to $3,318,819 for the six months ended June 30, 2018. This decrease is due to a relatively flat demand for o-rings across the industrial sector.

Total Cost of Sales

Cost of sales increased by $80,782 or approximately 3.36%, from $2,405,373 for the six months ended June 30, 2017 to $2,486,155 for the six months ended June 30, 2018. The increase in cost of sales was attributed to an increase in warehouse head count and general price increases in rubber.

Gross profit

Gross profit decreased approximately $115,009 or approximately 12.14%, from $947,673 for the six months ended June 30, 2017 to $832,664 for the six months ended June 30, 2018. This decrease can be attributed to the above described changes in revenue and cost of sales. Additionally, it can be noted that gross margin decreased from approximately 28% to 25% primarily due to increased headcount in warehouse staff.

Net Loss

As a result of the above described changes in revenue and cost of sales, our net loss was $ 120,852 for the six months ended June 30, 2018, as compared to a net income of $74,501 for the six months ended June 30, 2017. This was a decrease of $195,353 or approximately 262.22%. This decrease can be explained by decreased sales coupled with increased cost of goods sold, research and development expense of $112,500 and loss on disposal of software of $20,498 incurred in the first quarter.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On June 30, 2018, we had cash and cash equivalents of approximately $30,082 as compared to approximately $36,888 as of December 31, 2017, representing a decrease of $6,806. This decrease can be explained by net cash provided by operating activities of $101,033 primarily attributed to a decrease in inventory of $301,351 offset by increases in accounts receivable of $96,385 and a decrease in accounts payable of $93,359; and net cash used in financing activities of $107,839 primarily attributed to paydown of loans to related party in the amount of $92,266. On June 30, 2018, our working capital was approximately $49,521.

The cash flow provided by operating activities increased from $73,998 for the six months ended June 30, 2017 to net cash provided of $101,033 for the six months ended June 30, 2018. This increase of $27,035 is primarily attributed to a reduction of inventory due to decreased purchases offset by a corresponding increase in accounts receivable and a decrease in accounts payable.

The cash flow from investing activities increased from cash used of $19,840 for the six months ended June 30, 2017 to net cash used of $0 for the six months ended June 30, 2018. This increase is attributed to the fact that in the six months ended 2017, the Company purchased $19,840 in fixed assets and did not make any fixed asset purchases in the six months ended 2018.

The cash flow from financing activities increased from net cash used of $38,624 for the six months ended June 30, 2017 to net cash used of $107,839for the six months ended June 30, 2018. This increase is primarily attributed to a paydown on the related party loan in the amount of $92,266.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $828,858  line of credit and a $1,072,098 mortgage outstanding. The Company is currently prohibited from drawing down on this line any further. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018. The Company is currently in violation of one of its financial covenants and has been served a notice of default for the mortgage. The Company expects to refinance the mortgage and line of credit by its due refinance date of October of 2018.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,800,000 of the stock options outstanding as of June 30, 2018 were fully vested and therefore, no compensation expense was recorded in the quarter ended June 30, 2018.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2018:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 20, 2018

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 20, 2018

