Form 10-Q
period 2018-09-30
STERLING CONSOLIDATED Corp
filed 2018-11-19
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 19, 2018 there were 41,465,540 shares of common stock, $0.001 par value issued and outstanding.

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2018

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash and cash equivalents	$64,077	$36,888
Account receivable, net	1,012,938	756,914
Inventory, net	2,136,636	2,505,175
Notes receivable and other current assets	25,016	37,861
Derivative asset	172	-
Total current assets	3,238,839	3,336,838

Property and equipment, net	1,640,212	1,751,216
Intangible assets, net	73,065	86,007
Deferred tax asset	571,264	533,581

Total assets	$5,523,380	$5,707,642

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,259,773	$1,272,926
Bank line of credit	828,858	828,858
Other liabilities	29,822	62,393
Derivative liability	-	2,176
Current portion of long-term notes payable, related party	52,702	52,702
Current portion of long-term notes payable	1,069,136	1,089,578

Total current liabilities	3,240,291	3,308,633

Other liabilities
Long-term notes payable, related parties	1,506,017	1,628,579
Long-term notes payable	12,645	15,577
Total other liabilities	1,518,662	1,644,156

Total liabilities	4,758,953	4,952,789

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,465,540 and 40,715,540 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	41,466	40,716
Additional paid-in capital	2,060,068	1,963,318
Accumulated deficit	(1,337,107)	(1,249,181)
Total stockholders' equity	764,427	754,853

Total liabilities and stockholders' equity	$5,523,380	$5,707,642

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30

	2018	2017	2018	2017

Revenues
O-rings and rubber product sales	$1,678,243	1,537,617	$4,913,040	4,794,900
Freight services	35,483	49,332	119,505	145,095
Total revenues	1,713,726	$1,586,949	5,032,545	$4,939,995

Cost of sales
Cost of goods	1,143,139	1,147,433	3,518,303	3,423,166
Cost of services	58,840	69,300	169,831	198,940
Total cost of sales	1,201,979	1,216,733	3,688,134	3,622,106

Gross profit	511,747	370,216	1,344,411	1,317,889

Operating expenses
Sales and marketing	81,898	59,312	232,535	168,126
General and administrative	343,424	368,147	1,007,286	1,026,566
Research and development	-	-	112,500	-
Total operating expenses	425,322	427,459	1,352,321	1,194,692

Operating income (loss)	86,425	(57,243)	(7,910)	123,197

Other income (expense)
Other income (expense)	(5,553)	102,252	(1,037)	116,746
Loss on sale of vehicle	-	-	-	(2,502)
Gain on interest rate swap	(460)	2,116	2,349	9,545
Loss on disposal of software	-	-	(20,498)	-
Interest expense	(33,376)	(40,181)	(98,514)	(115,437)
Total other income (expense)	(39,389)	64,187	(117,700)	8,352

Income (loss) before provision for income taxes	47,036	6,944	(125,610)	131,549

Provision (benefit) for income taxes	14,111	(76,217)	(37,683)	(26,113)

Net income (loss)	$32,925	$83,161	$(87,927)	$157,662

Net income (loss) per share of common stock:
Basic	$0.00	$0.00	$(0.00)	$0.00
Fully diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding
Basic	41,465,540	40,715,540	41,308,947	40,715,540
Fully diluted	52,265,540	40,715,540	41,308,947	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30
	2018	2017
Cash flows from operating activities
Net income (loss)	$(87,927)	$157,662
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,448	101,385
Loss on disposal of software	20,498	-
Loss on sale of vehicle	-	2,502
Gain on interest rate swap	(2,349)	(9,545)
Stock for services	97,500	-
Changes in operating assets and liabilities:
Accounts receivable	(256,024)	(246,129)
Inventory	368,539	(207,323)
Prepaids and other current assets	12,845	-
Deferred tax asset	(37,683)	44,607
Accrued interest, related party	-	(35,285)
Other assets	-	(18,373)
Accounts payable and accrued interest payable	(13,153)	318,366
Other liabilities	(32,570)	(70,960)
Net cash provided by operating activities	173,124	36,907

Cash flows from investing activities
Purchase of fixed and intangible assets	-	(32,984)
Net cash used in investing activities	-	(32,984)

Cash flows from financing activities
Net borrowing of bank line of credit	-	30,000
Payments on notes payable	(23,374)	(65,084)
Net paydown on related party note	(122,561)	-
Net loan-related party	-	38,611
Net cash provided by (used in) financing activities	(145,935)	3,527

Net change in cash and cash equivalents	27,189	7,450

Cash and cash equivalents at the beginning of period	36,888	6,814

Cash and cash equivalents at the end of period	$64,077	$14,264

Supplemental disclosures of cash flow information:
Cash paid for interest	$98,514	115,437
Cash paid for taxes	$750	$750

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended September 30, 2018 and September 30, 2017 are not necessarily indicative of the operating results for the full years.

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

The impact of recording this change as of January 1, 2018 resulted in no change to deferred revenue at that date and no corresponding change in retained earnings. The impact of adopting the new revenue standard in 2018 did not create a material impact on our financial statements.

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

Inventory Type	September 30, 2018	December 31, 2017
Finished goods	$2,901,179	$3,090,939
Raw materials	-	-
Work-in-progress	1,221	-
Inventory Reserve	(585,764)	(585,764)
Net Inventory	$2,136,636	$2,505,175

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

Basic and Diluted Earnings per Share

The Company has adopted ASC Update 2017-11, Earnings Per Share (Topic 260), (the “new pronouncement”) for the period ended March 31, 2018. This new pronouncement calls for a change in the accounting for “down round” feature equity linked instruments such as option, warrants and convertible notes. “Down round” features are features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Previous accounting guidance required a fair value measurement each accounting period on an ongoing basis and treatment of the instrument as a derivative liability with the change in the value of the liability recognized on the income statement. The new pronouncement requires that the effect of the down round feature is treated as a dividend and as a reduction of income available to commons shareholders in basic EPS. While the Company has 10,800,000 options currently outstanding as of September 30, 2018, all of these options are at a fixed price and were fully vested upon issuance on December 27, 2018. Consequently, they do not have “down round” features and the earnings per share calculations are unaffected by the new pronouncement.

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that were considered as common stock equivalents as of September 30, 2018 and 2017, respectively. Due to a net loss of $87,927 for the 9 months ended September 30, 2018, the options had an anti-dilutive effect upon earnings per share for the 9 months ended September 30, 2018.

	For the 3 months ended September 30, 2018	For the 3 months ended September 30, 2017	For the 9 months ended September 30, 2018	For the 9 months ended September 30, 2017
Weighted average shares of common stock outstanding	41,465,540	40,715,540	41,308,947	40,715,540
Weighted average options outstanding	10,800,000	-	-	-
Fully diluted common stock equivalents for EPS calculation	52,265,540	40,715,540	41,308,947	40,715,540

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – STOCK TRANSACTIONS

On January 29, 2018, the Company signed a stock for services agreement authorizing the issuance of 750,000 shares of stock to a consultant at a valuation of $.13/share related to its development of DiMO, the Company’s proprietary cryptocurrency. $97,500 was expensed to research and development for the 3 months ended March 31, 2018 and the 9 months ended September 30, 2018. In the second quarter of 2018, these 750,000 shares authorized and subscribed in the first quarter of 2018, were issued.

Regulation A Offering and Property Dividend

On February 14, 2018, the Company announced a property dividend of its internally developed cryptocurrency, DiMO. The dividend called for 950 DiMO to be distributed to shareholders of record as of October 26, 2018 with a payment date of December 14, 2018. On October 12, 2018, the Company postponed the record date and distribution date while it negotiates its with a New York Blockchain development for the next technological phase of the dividend distribution.

Additionally, on February 14, 2018, the Company filed a registration statement under Regulation A to offer up to 55,555,555 shares of common stock at an offering price of $0.90/share. The Company has received 15 comments on this offering from the SEC which it is currently addressing. Until such time as the offering is approved by the SEC, no Regulation A stock will be sold.

NOTE 4 – NOTES PAYABLE

The mortgage on the Company’s headquarters in Neptune, NJ matures in October of 2018 at which time the Company would require a full refinance of the principal balance due. As of September 30, 2018 the principal balance due was $1,069,136. The Company has been served a notice of default in August 2018 prior to the re-finance due to failing to meet its net income financial covenant. The Company has signed a letter of intent with a New York asset-based lender to re-finance the entire mortgage and its current bank line of credit with proceeds from an asset-based loan and expects to close the re-financing in the 4th quarter of 2018.

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

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2018, one former executive exercised his option to purchase 500,000 shares of common stock at $0.03/share. The option exercise was made in cash and the Company received $15,000 for the issuance of 500,000 shares of common stock.

Dividend Postponement

On October 12, 2018, the Company issued a press release announcing that it had to revise the dividend record and distribution date of the Company’s previously announced property dividend, and that the Company expects to announce a revised record and distribution date by December 31, 2018.

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

Results of Operations

Comparison for the three months ended September 30, 2018 and 2017

Net Revenue

Net revenue increased by approximately $126,777 or approximately 7.99%, from $1,586,949 for the three months ended September 30, 2017 to $1,713,726 for the three months ended September 30, 2018. This increase was due primarily to increased product demand across the o-ring sector as well as product price increases in anticipation of coming tariffs on cost of goods.

Total Cost of Sales

Cost of sales decreased by approximately $14,754 or approximately 1.21%, from $1,216,733 for the three months ended September 30, 2017 to $1,201,979 for the three months ended September 30, 2018. This decrease was due primarily to a decrease of $4,294 of cost of goods sold despite higher sales due to a price increase in anticipation of tariffs and a decrease of $10,460 in freight costs attributed to Integrity Cargo’s reduced sales.

Gross profit

Gross profit increased by approximately $141,531 or approximately 38.23%, from $370,216 for the three months ended September 30, 2017 to $511,747 for the three months ended September 30, 2018. This increase was due primarily to the above described increases in sales and decrease in cost of sales. Gross profit percentage increased from approximately 23% for the 3 months ended September 30, 2017 to approximately 29.86% for the 3 months ended September 30, 2018. The gross profit percent increase is primarily attributed to recently increased prices in anticipation of industry tariffs on goods shipped from China.

Operating expenses

Operating expenses decreased by $2,137 or approximately 0.5%, from $427,459 for the three months ended September 30, 2017 to $425,322 for the three months ended September 30, 2018. This decrease was comprised of an increase of $22,586 in sales and marketing expenses offset by a decrease of $24,723 in general and administrative costs. The increase in sales and marketing expenses is attributed to increased marketing activity related to the Company’s DiMO cryptocurrency project. The decrease in general and administrative costs is attributed to reduced software costs related to the company’s change to a more economical ERP accounting software.

Other income (expense)

Other income (expense) decreased by $103,376 or approximately 161%, from other income of $64,187 for three months ended September 30, 2017 to other expense of $39,389 for the three months ended September 30, 2018. This decrease can be explained primarily by a non-recurring gain recognized in the 3rd quarter of 2017 on the write-off of a vendor payable of $78,973 and a refund of a copier lease of $20,547.

Net Income

As a result of the above factors, the Company showed a net income of $32,925 for the three months ended September 30, 2018, as compared to a net income of $83,161 for the three months ended September 30, 2017. This decrease of $50,236 or approximately 60.41 % is attributed to the factors described above.

Comparison for the nine months ended September 30, 2018 and 2017

Revenue

Revenue increased by approximately $92,550 or approximately 1.87%, from $4,939,995 for the nine months ended September 30, 2017 to $5,032,545 for the nine months ended September 30, 2018. This increase is due to an increase in demand for o-rings across the industrial sector.

Total Cost of Sales

Cost of sales increased by $66,028 or approximately 1.82%, from $3,622,106 for the nine months ended September 30, 2017 to $3,688,134 for the nine months ended September 30, 2018. The increase in cost of sales was attributed to an increase in warehouse personnel head count and general price increases in rubber.

Gross profit

Gross profit increased approximately $26,522 or approximately 2.01%, from $1,317,889 for the nine months ended September 30, 2017 to $1,344,411 for the nine months ended September 30, 2018. This increase can be attributed to the above described changes in revenue and cost of sales. Gross profit remained relatively consistent for the nine months ended September 30, 2018 (26.67%) compared to the nine months ended September 30, 2017 (26.71%).

Operating expenses

Operating expenses increased by approximately $157,629, or approximately 13.2%, from $1,194,652 for the nine months ended September 30, 2017 to $1,352,321 for the nine months ended September 30, 2018. This increase was comprised of an increase of $64,409 in sales and marketing expenses offset by a decrease of $19,280 in general and administrative costs and an increase of $112,500 in research and development costs. The increase in sales and marketing expenses is attributed to increased marketing activity related to the Company’s DiMO cryptocurrency project. The decrease in general and administrative costs is attributed to reduced software costs related to the company’s change to a more economical ERP accounting software offset by higher legal fees relate to the Company’s DiMo cryptocurrency project. The increase in R&D is attributed to costs incurred for the research into and development of the Company’s strategic plan to bring Blockchain technology to the o-ring industry.

Other income (expense)

Other income (expense) decreased by $126,052 or approximately 1,500%, from other income of $8,352 for nine months ended September 30, 2017 to other expense of $117,700 for the nine months ended September 30, 2018. This decrease can be explained primarily by a non-recurring gain recognized in the 3rd quarter of 2017 on the write-off of a vendor payable of $78,973 and a refund of a copier lease of $20,547.  The decrease can be further explained by the decrease of $16,923 in interest expense related to the Company’s interest rate swap.

Net Income (loss)

As a result of the above described changes in revenue and cost of sales, our net loss was $87,927 for the nine months ended September 30, 2018, as compared to a net income of $157,662 for the nine months ended September 30, 2017. This was a decrease of $245,589 or approximately 155.77%. This decrease can be explained by increased research and development expense of $112,500 coupled with a loss on disposal of software of $20,498 incurred in the first quarter of 2018. This decrease is further explained by a non-recurring gain recognized in the 3rd quarter of 2017 on the write-off of a vendor payable of $78,973 and a refund of a copier lease of $20,547.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On September 30, 2018, we had cash and cash equivalents of approximately $64,077 as compared to approximately $36,888 as of December 31, 2017, representing an increase of $27,189. This increase can be explained by net cash provided by operating activities of $173,124 primarily attributed to a decrease in inventory of $368,539 offset by increases in accounts receivable of $256,024 and a decrease in accounts payable of $13,153; and net cash used in financing activities of $145,935 primarily attributed to paydown of loans to related party in the amount of $122,561. On September 30, 2018, our working capital deficit was approximately $1,452.

The cash flow provided by operating activities increased from $36,907 for the nine months ended September 30, 2017 to net cash provided of $173,124 for the nine months ended September 30, 2018. This increase of $136,217 is primarily attributed to a reduction of inventory due to increased sales offset by a corresponding increase in accounts receivable and an increase in deferred tax asset.

The cash flow from investing activities is $0 for the nine months ended September 30, 2018 compared to net cash used of $32,984 for the nine months ended September 30, 2017. This increase is attributed to the fact that in the nine months ended 2017, the Company purchased $32,984 in fixed assets and did not make any fixed asset purchases in the nine months ended 2018.

The cash flow from financing activities decreased from net cash provided of $3,527 for the nine months ended September 30, 2017 to net cash used of $145,935 for the nine months ended September 30, 2018. This decrease is primarily attributed to a paydown on the related party loan in the amount of $122,561.

Bank Loans

The Company refinanced its debt in 2013 with a New York commercial bank and there are currently a $828,858 line of credit and a $1,069,136 mortgage outstanding. The line of credit calls for a variable interest rate of the Wall St. Journal published prime rate plus 1% and requires an annual review. The mortgage has a variable rate of LIBOR plus 4.25% and is for a 5-year term expiring in October of 2018. The Company is currently in violation of one of its financial covenants and has been served a notice of default. The Company expects to refinance the mortgage and line of credit in the fourth quarter of 2018.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,800,000 of the stock options outstanding as of September 30, 2018 were fully vested and therefore, no compensation expense was recorded in the quarter ended September 30, 2018.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2018:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 19, 2018

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 19, 2018

