Form 10-K
period 2018-12-31
STERLING CONSOLIDATED Corp
filed 2019-04-16
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates (7,383,540) computed by reference to the price at which the common equity was last sold ($0.15), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018): $1,107,531.

As of April 16, 2019, the registrant had 41,965,540 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Business Strategy

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

We currently have an estimated 3,000 customers with an average order of approximately $309 per order. As a result, in order to be able to meet customer expectations, we must carry a large inventory (up to $2.8 million) compared to our annual sales which are approximately $7.1 million. We currently inventory approximately 14,000 different SKUs in 33,000 square feet of our two warehouses.

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

Blockchain

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

Employees

As of April 16, 2019 we have 31 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Currently we are not involved in any litigation.

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

Approximate Number of Equity Security Holders

As of April 16, 2019, there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

On February 14, 2018, the Company declared a property dividend in the form of its own internally developed cryptocurrency called “DiMO”. The dividend is payable on December 13, 2019. The dividend calls for 950 DiMO (the Company’s internally developed Ethereum based cryptocurrency, currently on the Rinkeby test network) to be distributed for each share of Sterling common stock held as of the November 22, 2019 Record Date.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

In the first quarter of 2018, the Company issued 750,000 shares to a consulting firm as partial payment for assistance in developing its proprietary cryptocurrency.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2018.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Results of Operations

Comparison of the year ended December 31, 2018 and 2017

Revenues

For the years ended December 31, 2018 and 2017 we generated revenues of $7,110,522 and $6,453,230, respectively. This represents an increase of $657,292 or approximately 10.19%. The reason for the increase was a combination of price increases, an increase in online sales in the Company’s online business coupled with overall growth in the industrial economy.

Total Cost of Sales

For the years ended December 31, 2018 and 2017 our overall cost of sales was $4,954,423 and $5,427,997, respectively. This represents a decrease of $473,574 or 8.72%. $444,464 of this difference is explained by the fact that in 2017 the Company had a write-down of obsolete inventory. The remainder is explained by the above-mentioned price increases and higher margins on the increased on-line sales.

Gross profit

For the years ended December 31, 2018 and 2017 our gross profit was $2,156,099 and $1,025,233, respectively. This represents an increase of $1,130,866 or 110.30%. This increase can be attributed to the above described one-time inventory adjustment for obsolete inventory in 2017 noted above, coupled with the price increases and increased higher gross margins on online sales.

Operating Expenses

For the years ended December 31, 2018 and 2017 we incurred operating expenses of $1,846,624 and $1,862,458, respectively. This represents a decrease of $15,834 or 0.8%. This decrease is explained by an increase of $112,500 related to R&D on the Company’s proprietary cryptocurrency offset by a decrease of $120,083 in general and administrative costs. The general and administrative costs decreased due to the fact that in fiscal 2017 the Company had a one-time compensation expense of $517,040 related to the granting of non-qualified stock options, which was then offset by increased salary due to higher headcount and increases in legal costs in 2018 related to the Company’s pending Reg A offering, and other legal matters.

Other Income/(expense)

For the years ended December 31, 2018 and 2017 the Company realized other expense of $152,140 and $24,284, respectively. This represents an increase of $127,756 or 524%. This increase is primarily attributed to a one-time refund of $89,865 in 2017; additionally, the Company suffered a one-time losses in 2018 of $20,498 on the disposal of the Company’s software.

Net Loss

As a result of the above factors, our net loss was $66,726 for the year ended December 31, 2018, as compared to net loss of $531,356 for the year ended December 31, 2017. While the Company showed an Income before provision for income taxes of $157,335, the income tax expense was increased with a one-time charge related to the 2018 change in the tax laws which reduced the federal corporate tax rate from 35% to 21%, thus forcing the Company to write-down its deferred tax asset creating a tax loss disparate to the taxable income.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2018, we had cash and cash equivalents of $32,034 as compared to $36,888 as of December 31, 2017, representing an decrease of $4,854. This decrease can be explained by net cash provided by operating activities of $102,510; net cash used in investing activities of $0; and net cash used in financing activities of $107,364. At December 31, 2018 and 2017, our working capital was approximately $466,435 and $28,205 respectively.

The cash flows from operating activities increased from net cash provided of $11,100 for the year ended December 31, 2017 to net cash provided of $102,510 for the year ended December 31, 2018. This increase is primarily attributed to income from operations.

The cash flows from investing activities reflects an increase of capital spending from net cash used of $13,144 for the year ended December 31, 2017 to net cash used of $0 for the year ended December 31, 2018. This increase can be explained by the fact there was no fixed asset purchase in 2018.

The cash flow from financing activities decreased from net cash provided of $32,118 for the year ended December 31, 2017 to net cash used of $107,364 for the year ended December 31, 2018. This decrease is primarily attributed to the fact that the Company paid down its mortgage and line of credit and obtained a new asset-based line of credit.

Bank Loans

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2018 and 2017 the published prime rate was 5.50% and 4.50%, respectively. As of December 31, 2018 and 2017, the Company had drawn down $0 and $828,858, respectively, on the bank line of credit.

The Company’s mortgage was paid in full in the 4th quarter of 2018. The mortgage had a variable rate of LIBOR plus 4.50% and matured in October of 2018.

The Company refinanced both the line of credit and the mortgage with an asset-based line of credit from a New York-based asset based lender. The Company was authorized for a line of $2,500,000 and currently pays 7% per annum in interest. As of December 31, 2018 the Company had a balance of $1,775,452 outstanding on the asset-based line.

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

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method for 2017 and the average cost method for 2018) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018 and 2017, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2015 and 2016 and 2017 are subject to federal and state tax examination under the current statutes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2018:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 16, 2019. Our Executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	76	Chairman of the Board
Darren DeRosa	44	Chief Executive Officer
Scott Chichester	48	Chief Financial Officer

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

Other directorships held during the last 5 years:  Global X Funds (2008-2018) (ETF fund complex); 52 funds; ARK Investment Trust (ETF Fund Complex) (2014 – present) 6 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014); Bayview Acquisition Corp (2010-August 13, 2012).

Identification of Certain Significant Employees

Fred Zink, President of Sterling Seal

Fred Zink, 67, served as President of Sterling Seal since 2008 and retired in 2018.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018, and 2017 in all capacities. Our named executive officers for 2018 and 2017 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2017	$152,210	0	0	0	0	0	0	$152,210
	2018	$157,500	0	0	0	0	0	0	$157,500
Scott Chichester, Chief Financial Officer	2017	$52,400	0	0	0	0	0	0	$52,400
	2018	$58,400	0	0	0	0	0	0	$58,400
Fred Zink, President of Sterling Seal	2017	$86,160	0	0	0	0	0	0	$86,160
	2018	$55,360	0	0	0	0	0	0	$55,360
Angelo DeRosa,Chairman of the Board*	2017	$0	0	0	0	0	0	8,000	$8,000
	2018	$0	0	0	0	0	0	8,000	$8,000

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

Specific grants of options pursuant to the Option Agreements are as follows:

Name and Title of Optionee	Number of Options Granted	Exercise Period

Angelo DeRosa, Chairman	3,100,000	5 Years

Darren DeRosa, CEO	3,100,000	5 Years

Scott Chichester, CFO*	3,100,000	4 Years

Madison Park Advisors Corp.*	500,000	4 Years

Fred Zink, SCC Employee	500,000**	4 Years

John Magoulis, SCC Employee	500,000	4 Years

*Scott Chichester, CFO is the beneficial owner of Madison Park Advisors.

** Exercised in 2018.

 Compensation of Directors

The following table provides information for 2018 and 2017 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2018 and 2017. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa,	2017	$0	0	0	$0
Chairman of the Board	2018	$0	0	0	$0
Darren DeRosa,	2017	$0	0	0	$0
Director	2018	$0	0	0	$0
Scott Chichester,	2017	$0	0	0	$0
Director	2018	$0	0	0	$0

Employment Agreements

Currently, the CFO, Scott Chichester is under an employment agreement and is compensated at the rate of $58,400 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 16, 2019, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,702,759	(5)	39.80%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,260,000	(6)	38.75%

Scott R. Chichester (4) 80 Pine St. Ste 3302 New York, NY 10005	1,027,000		2.45%

Fred Zink 1105 Green Grove Road Neptune, New Jersey 07753	35,000		.08%

All Executive Officers and Directors as a group (4 persons)	34,024,759		81.08%

(1)	Based on 41,965,540 shares of common stock outstanding as of April 16, 2019.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.

(3)	Darren DeRosa is the Chief Executive Officer of the Company and a Director.

(4)	Scott Chichester is the Chief Financial Officer of the Company and a Director.

(5)	Includes 16,432,759 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.

(6)	Includes 15,990,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2013:

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2018, the Company accrued interest of $38,979, paid $245,309 and borrowed $241,950 on the related party note, leaving an ending balance on the note of $1,716,901. For the year ended December 31, 2017, the Company accrued interest of $45,507 and made cash repayments of $45,858 on the related party note, leaving an ending balance on the note of $1,681,281.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed approximately $25,000 and $40,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $9,000, and $9,000 in fees billed for audit related services for the years ended December 31, 2018 and 2017, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2018 and 2017, we were billed $0 and $0, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

We do not have an audit committee.  Our entire Board pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-of this report.

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

Date: April 16, 2019	STERLING CONSOLIDATED CORP.

	By:	/s/ Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	April 16, 2019
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	April 16, 2019
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	April 16, 2019
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2018 and 2017

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sterling Consolidated Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sterling Consolidated Corp. (the “Company”) as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

April 16, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Sterling Consolidated Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (“the Company”) as of December 31, 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sterling Consolidated Corp. as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Sterling Consolidated Corp. consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We served as the Company’s auditor from 2013 to 2019.

Salt Lake City, UT

April 17, 2018

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
		(Revised)
ASSETS
Current assets
Cash and cash equivalents	$32,034	$36,888
Account receivable, net	942,683	756,914
Inventory, net	2,560,136	2,505,175
Notes receivable and other current assets	42,483	37,861
Total current assets	3,577,336	3,336,838

Property and equipment, net	1,631,614	1,751,216
Intangible assets, net	68,905	86,007
Deferred tax asset	309,520	533,581

Total assets	$5,587,375	$5,707,642
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,278,479	$1,272,926
Asset-based line of credit	1,775,452	-
Line of credit	-	828,858
Other liabilities	339	62,393
Derivative liability	-	2,176
Current portion of long-term notes payable, related party	52,702	52,702
Current portion of long-term notes payable	3,929	1,089,578
Total current liabilities	3,110,901	3,308,633

Other liabilities
Long-term notes payable, related parties	1,664,199	1,628,579
Long-term notes payable	11,648	15,577
Total other liabilities	1,675,847	1,644,156

Total liabilities	4,786,748	4,952,789

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 41,965,540 and 40,715,540 shares issued and outstanding as of December 31, 2018 and 2017, respectively	41,966	40,716
Additional paid-in capital	2,074,568	1,963,318
Accumulated deficit	(1,315,907)	(1,249,181)
Total stockholders' equity	800,627	754,853

Total liabilities and stockholders' equity	$5,587,375	$5,707,642

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2018	2017

Revenues
O-rings and rubber product sales	$6,924,783	$6,256,026
Freight services	185,739	197,204
Total revenues	7,110,522	$6,453,230

Cost of sales
Cost of goods	4,694,207	5,191,716
Cost of services	260,216	236,281
Total cost of sales	4,954,423	5,427,997

Gross profit	2,156,099	1,025,233

Operating expenses
Sales and marketing	238,357	246,608
General and administrative	1,495,767	1,615,850
Research and development	112,500	-
Total operating expenses	1,846,624	1,862,458

Operating income (loss)	309,475	(837,225)

Other income (expense)
Other income	4,523	89,865
Loss on sale of vehicle	-	(2,502)
Gain/(loss) on interest rate swap	2,176	12,885
Loss on disposal of software	(20,498)	-
Interest expense	(138,341)	(124,632)
Total other expense	(152,140)	(24,384)

Income (loss) before provision for income taxes	157,335	(861,609)

Provision (benefit) for income taxes	224,061	(330,253)

Net income (loss)	$(66,726)	$(531,356)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic and diluted	41,167,047	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2016	40,715,540	$40,716	$1,446,278	$(717,825)	$769,169

Stock option issuance	-	-	517,040	-	517,040
Net loss for the year ended December 31, 2017	-	-	-	(531,356)	(531,356)

Balance, December 31, 2017	40,715,540	40,716	1,963,318	(1,249,181)	754,853

Stock issuance	1,250,000	1,250	111,250	-	112,500
Net loss for the year ended December 31, 2018	-	-	-	(66,726)	(66,726)

Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2018	2017
Cash flows from operating activities
Net loss	$(66,726)	$(531,356)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,206	144,039
Loss on disposal of software	20,498	-
Loss on sale of vehicle	-	2,502
Gain on interest rate swap	(2,176)	(12,885)
Stock for services	112,500	-
Fair value of vested options	-	517,040
Changes in operating assets and liabilities:
Accounts receivable	(185,769)	(200,889)
Inventory	(54,961)	218,047
Prepaids and other current assets	(4,622)	-
Deferred tax asset	224,061	(376,153)
Other assets	-	8,027
Accounts payable and accrued interest payable	5,553	251,295
Other liabilities	(62,054)	(8,567)
Net cash provided by operating activities	102,510	11,100

Cash flows from investing activities
Purchase of fixed and intangible assets	-	(13,144)
Net cash used in investing activities	-	(13,144)

Cash flows from financing activities
Borrowing on asset-based line of credit	1,775,452	-
Net borrowing (paydown) of bank line of credit	(824,929)	70,000
Payments on notes payable	(1,093,507)	(37,531)
Net loan (paydown) on related party note	35,620	(351)

Net cash provided by (used in) financing activities	(107,364)	32,118

Net change in cash and cash equivalents	(4,854)	30,074

Cash and cash equivalents at the beginning of period	36,888	6,814

Cash and cash equivalents at the end of period	$32,034	$36,888

Supplemental disclosures of cash flow information:
Cash paid for interest	$138,341	$124,632
Cash paid for taxes	$2,191	$11,732

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $123,090 and $123,090 as of December 31, 2018 and 2017, respectively.

Inventories

On April 1, 2018 the Company elected to change its method of valuing inventory to the average cost method, whereas in all prior years inventory was valued using the FIFO method. Management believes that average cost is preferable under the current economic environment of low inflation. In accordance with ASC 250-10-45-9, the Company determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because detailed records of inventory purchases and sales are no longer available for all periods prior to April 1, 2018. Accordingly, the Company did not recognize a cumulative effect adjustment in retained earnings related to this change. Sufficient information exists to apply the average cost method beginning April 1, 2018. As such, the new method has been applied prospectively to the Company’s inventory balances as of December 31, 2018.

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method for 2017 and the average cost method for 2018) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $585,764 and $585,764 as of December 31, 2018 and 2017, respectively.

Inventory Type	December 31, 2018	December 31, 2017
Finished goods	$3,145,900	$3,090,939
Raw materials	-	-
Work-in-progress	-	-
Inventory Reserve	(585,764)	(585,764)
Net Inventory	$2,560,136	$2,505,175

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were $0 and $0 impairments of long-lived assets during the years ended December 31, 2018 and 2017, respectively.

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

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). In the case of Sterling, revenue is recognized only when a contract with the customer is identified, the performance obligations in the contract are clear, the transaction price is determined, the transaction price is properly allocated and the performance obligations are satisfied. For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 606. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties. The adaption of ASC 606 has not affected how Sterling has accounted for recognition of revenue under previous guidance and has therefore had no effect on revenue as previously reported in the Company’s interim or annual financial statements.

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $288,341 and $123,441 for the years ended December 31, 2018 and 2017, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018 and 2017, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The tax years 2015 and 2016 and 2017 are subject to federal and state tax examination under the current statutes.

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

Interest Rate Swap Contract

The Company employed an interest rate swap to manage interest rate risk on its variable mortgage note. The Company does not use swaps or other derivatives for trading or speculative purposes. The interest rate swap is recorded on the balance sheet at fair value. Cash flows associated with the interest rate swap are presented in the same category on the consolidated statements of cash flows as the item being hedged.

We designate our fixed-to-floating interest rate swap as a fair value derivative instrument. In 2013 the Company entered into an interest rate swap contract as an economic hedge against interest rate risk through 2018. Hedge accounting treatment per guidance in ASC 815-10 and related subsections was not pursued at inception of the contracts. Changes in the fair value of the derivatives are recorded in current earnings. The derivatives were recorded as a liability on the Company’s balance sheet at an aggregate fair value of $0 and $2,176 as of December 31, 2018 and 2017, respectively. As of December 31, 2018, the swap position was closed out due to the fact that the mortgage was paid in full in the 4th quarter of 2018.

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2018	Interest rate swap derivative liability	$-	$-	$-	$-
2017	Interest rate swap derivative liability	$-	$-	$2,176	$2,176

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2018 and 2017 one (1) customer represented 7.58% and 14.6% of accounts receivable, respectively. One (1) customer accounted for 11.0% and 8.3% of sales for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2018 and 2017 the Company’s property and equipment consisted of the following:

	2018	2017
Land, building & leasehold improvements	$1,815,726	$1,815,726
Machinery and equipment	990,055	1,065,127
Vehicles	246,659	246,659
Total property and equipment	3,052,440	3,127,512

Less: accumulated depreciation	1,420,826	1,376,296
Property and equipment, net	$1,631,614	$1,751,216

Depreciation expense included as a charge to income for the years ended December 31, 2018 and 2017 was $99,104 and $126,837 respectively. In March of 2017, the Company sold its 2016 Jeep for $26,098 and recognized a loss of $2,505. Additionally, the Company abandoned its website in 2018 due to a change in software which resulted in a loss of $20,498.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2018	2017

Identified intangible assets (customer lists)	290,097	290,097
Impairment of customer lists	(135,773)	(135,773)
Accumulated amortization	(85,419)	(68,317)
Intangible assets, net	$68,905	$86,007

Weighted-average remaining life	4 years	5 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $17,102 and $17,202 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5 – LINES OF CREDIT

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carries a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2018 and 2017 the published prime rate was 5.50% and 4.50%, respectively. The Company retired the debt in the 4th quarter of 2018. As of December 31, 2018 and 2017, the Company had a balance on the line of $0 and $828,858, respectively.

NOTE 6 – NOTES PAYABLE AND DEBT

At December 31, 2018 and 2017, long-term debt consisted of the following:

	December 31, 2018	December 31, 2017
Mortgage payable, due in monthly installments of principal and interest through October 8, 2018. Interest is charged variably at 2.25% above the LIBOR rate. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in October of 2018.	$-	$1,085,802

Vehicle loan secured by the vehicle, maturing on September 8, 2022. Interest is charged at 3.99% per annum.	$12,645	$19,353
Total long-term debt	15,577	1,105,155

Less current portion of long-term debt	(3,929)	(1,089,578)
Long-term debt	$11,648	$15,577

Future minimum principal payments due in each of the years subsequent to December 31, 2018 are as follows:

Years Ending December 31	Future Minimum Principal Payments
2019	$3,929
2020	4,089
2021	4,255
2022	3,304
2023	-
Total	$15,577

For the years ended December 31, 2018 and 2017, respectively, the Company recognized $46,918 and $37,252 in interest expense on long-term debt.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2018, the Company accrued interest of $38,979, paid $245,309 and borrowed $241,950 on the related party note, leaving an ending balance on the note of $1,716,901. For the year ended December 31, 2017, the Company accrued interest of $45,507 and made cash repayments of $45,858 on the related party note, leaving an ending balance on the note of $1,681,281.

NOTE 8 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company's North Carolina and Pennsylvania facilities are currently under a month-to-month lease and have no future commitments.

The future minimum lease payments in the years subsequent to December 31, 2018 are as follows:

	2019	2020	2021	Total
Vehicles	$29,328	$21,676	$-	$51,004
Property	5,075	-	-	5,075
Subtotal	$34,403	$21,676	$-	$56,079

NOTE 9 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2018 and 2017, $0 and $1,106 was owed under the defined contribution retirement plan, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2018 and 2017 the Company had 41,965,540 and 40,715,540 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

In 2017, the Company did not issue any shares of stock. In 2018 the Company issued 750,000 shares of stock to one consultant as partial payment for consulting and technical advice on development of the Company’s proprietary cryptocurrency. Additionally, one former executive purchased 500,000 shares of stock at $0.03/share by exercising his common stock options.

NOTE 11 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2018	2017

Current Assets and Liabilities:
Provision for doubtful accounts	$32,656	$50,282
Net operating loss carryforward	218,800	342,515
Vacation Accrual	2,612	9,705
Total	254,068	402,502
Valuation Allowance	-	-
Current Deferred Tax Asset, net	254,068	402,502

Noncurrent Assets and Liabilities:
Depreciation	1,900	67,014
Goodwill	53,552	64,065
Total	55,452	131,079
Valuation Allowance	-	-
Noncurrent Deferred Tax Asset, net	$309,520	$131,079

Total Deferred Tax - Asset, net	$309,520	$533,581

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2018	2017
Deferred tax expense (benefit)	$180,007	$(108,139)
Current provision	44,054	(222,114)
Total Provision for (Benefit of) Income Taxes	$224,061	$(330,253)

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2018.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2018		2017
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$33,040	21.00%	$(301,563)	35.00%
State tax, net of Federal effect	11,013	7.00%	(20,304)	2.35%
Total permanent differences	0	-%	180,088	(20.90)%
Effect of 2018 Tax Law and Temporary Diff	224,061	142.40%	(188,474)	21.87%
NOL deduction	(44,053)	(28.00)%	0	0%
Tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$224,061	142.40%	$(330,253)	38.32%

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

Specific grants of options pursuant to the Option Agreements are as follows:

Name and Title of Optionee	Number of Options Granted	Exercise Period

Angelo DeRosa, Chairman	3,100,000	5 Years

Darren DeRosa, CEO	3,100,000	5 Years

Scott Chichester, CFO	3,100,000	4 Years

Madison Park Advisors Corp.	500,000	4 Years

Fred Zink, SCC Former Employee*	500,000	4 Years

John Magoulis, SCC Employee	500,000	4 Years

The Company recognized $517,040 of compensation expense related to the non-qualified option grants in 2017.

*Options exercised in 2018.

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

NOTE 14 – REVISION OF PRIOR YEAR FINANCIAL STATEMENTS:

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

As a result of the aforementioned correction of accounting reclassifications, the relevant annual financial statements have been revised as follows:

Effects on financials for the year ended December 31, 2017:

	December 31, 2017
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Current Liabilities
Current portion of long-term notes payable, related parties	$-	$52,702	$52,702
Current portion of long-term notes payable	31,183	1,058,395	1,089,578
Total Current Liabilities	2,197,536	1,111,097	3,308,633
Other Liabilities
Long-term notes payable, related parties	1,681,281	(52,702)	1,628,579
Long-term notes payable	1,073,972	(1,058,395)	15,577

Total Liabilities	$4,952,789	$-	$4,952,789

NOTE 15 – SUBSEQUENT EVENTS

In the first quarter of 2019, the Company acquired F&S Distributors, Inc., a Jackson, NJ distributor that has been in business since 1960. The acquisition was accounted for as an asset purchase and the purchase price was $900,000 with $300,000 paid in cash at closing. The remainder of the purchase price of $600,000 was paid with the issuance of 5,319,149 shares of common stock to the seller.

