Form 10-Q
period 2019-03-31
STERLING CONSOLIDATED Corp
filed 2019-05-29
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 29, 2019 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCQB

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2019

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$89,564	$32,034
Account receivable, net	1,725,124	942,683
Inventory, net	3,183,617	2,560,136
Notes receivable and other current assets	20,763	42,483

Total current assets	5,019,068	3,577,336

Property and equipment, net	1,601,055	1,631,614
Intangible assets, net	114,591	68,905
Deferred tax asset	300,926	309,520

Total assets	$7,035,640	$5,587,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,567,520	$1,278,479
Asset-based line of credit	2,262,833	1,775,452
Other liabilities	38	339
Current portion of long-term notes payable, related party	52,702	52,702
Current portion of long-term notes payable	54,130	3,929
Total current liabilities	3,937,223	3,110,901

Other liabilities
Long-term notes payable, related parties	1,721,603	1,664,199
Long-term notes payable	56,511	11,648
Total other liabilities	1,778,114	1,675,847

Total liabilities	5,715,337	4,786,748

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 and 41,965,540 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	47,285	41,966
Additional paid-in capital	2,569,249	2,074,568
Accumulated deficit	(1,296,231)	(1,315,907)
Total stockholders' equity	1,320,303	800,627

Total liabilities and stockholders' equity	$7,035,640	$5,587,375

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Revenues
O-rings and rubber product sales	$2,217,708	$1,754,356
Freight services	32,730	43,100
Total revenues	2,250,438	1,797,456

Cost of sales
Cost of goods	1,531,102	1,260,031
Cost of services	80,185	70,224
Total cost of sales	1,611,287	1,330,255

Gross profit	639,151	467,201

Operating expenses
Sales and marketing	84,894	90,177
General and administrative	454,239	358,028
Research and development	30,000	112,500
Total operating expenses	569,133	560,705

Operating income	70,018	(93,504)

Other income (expense)
Other income	6,000	3,112
Gain/(loss) on interest rate swap	-	2,373
Loss on disposal of software	-	(20,498)
Interest expense	(47,571)	(32,217)
Total other expense	(41,571)	(47,230)

Income (loss) before provision for income taxes	28,447	(140,734)

Provision (benefit) for income taxes	8,771	(41,032)

Net income (loss)	$19,676	$(99,702)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	45,157,029	40,715,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional	Common Stock	Accumulated
	Shares	Amount	Paid-in Capital	Subscribed	Deficit	Total
Balance, December 31, 2018	41,965,540	$41,966	2,074,568	$-	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681	-	-	500,000

Net income for the three months ended March 31, 2019	-	-	-	-	19,676	19,676

Balance, March 31, 2019	47,284,689	$47,285	2,569,249	$-	$(1,296,231)	$1,320,303

Balance, December 31, 2017	40,715,540	$40,716	$1,963,318	$-	$(1,249,181)	$754,853

Common stock subscribed	-	-	-	97,500	-	97,500
Net loss for the three months ended March 31, 2018	-	-	-	-	(99,702)	(99,702)

Balance, March 31, 2018	40,715,540	$40,716	$1,963,318	$97,500	$(1,348,883)	$752,651

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31
	2019	2018
Cash flows from operating activities
Net income (loss)	$19,676	$(99,702)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,873	36,637
Loss on disposal of software	-	20,498
Gain on swap	-	(2,373)
Stock for services	-	97,500
Changes in operating assets and liabilities:
Accounts receivable	(470,023)	(179,432)
Inventory	(5,087)	191,918
Prepaids and other current assets	31,681	9,804
Deferred tax asset	8,594	(41,032)
Accounts payable and accrued interest payable	176,268	(8,739)
Other liabilities	(301)	7,108
Net cash provided by (used in) operating activities	(202,319)	32,187

Cash flows from investing activities
Net cash paid for acquisition of business	(280,000)	-

Net cash used in investing activities	(280,000)	-

Cash flows from financing activities
Borrowing on asset-based line of credit	487,381	-
Payments on notes payable	(4,936)	(7,782)
Net loan (paydown) on related party note	57,404	(35,819)

Net cash provided by (used in) financing activities	539,849	(43,601)

Net change in cash and cash equivalents	57,530	(11,414)

Cash and cash equivalents at the beginning of period	32,034	36,888

Cash and cash equivalents at the end of period	$89,564	$25,474

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,571	$33,767
Cash paid for taxes	$2,191	$750

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$500,000	$-
Note payable issued for business acquisition	$100,000	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2019

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements.  The results of operations for the periods ended March 31, 2019 and March 31, 2018 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2018.

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

Inventory Type	March 31, 2019	December 31, 2018
Finished goods	$3,912,482	$3,145,900
Raw materials	-	-
Work-in-progress	2,327	-
Inventory Reserve	(731,192)	(585,764)
Net Inventory	$3,183,617	$2,560,136

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

The impact of recording this change as of January 1, 2018 resulted in no change to deferred revenue at that date and no corresponding change in retained earnings. The impact of adopting the new revenue standard in 2019 did not create a material impact on our financial statements.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,300,000 and 10,800,000 options and warrants that would have been included in the fully diluted earnings per share for the three month periods ended March 31, 2019 and 2018, respectively.

NOTE 3 – STOCK TRANSACTIONS

In the first quarter of 2019, the Company issued 5,319,149 shares of common stock as part of the acquisition of F&S Distributors, Inc. that were valued at $500,000.

In the first quarter of 2018, the Company signed a stock for services agreement authorizing the issuance of 750,000 shares of stock to a consultant at a valuation of $.10/share related to its development of DiMO, the Company’s proprietary cryptocurrency. $0 and $75,000 was expensed to research and development related to this transaction for the 3 months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 4 – BUSINESS ACQUISITION

On February 12, 2019 the Company acquired F & S Distributors, Inc., a New Jersey, distributor of o-rings and rubber products. The consideration paid consisted of $300,000 cash and 5,319,149 shares of common stock that were valued at $500,000 on the date of acquisition and a note payable carried by the seller, for $100,000 payable in two equal installments of $50,000 paid 12 months after closing and another $50,000 paid 18 months after closing. The acquisition was accounted for under the purchase method of accounting.

The following assets and liabilities were acquired as part of the transaction:

Assets Acquired
Cash	$20,000
Accounts receivable	312,418
Inventory	763,822
Inventory reserve	(145,428)
Security deposit	9,961
Client list	50,000
Equipment	2,000
Total assets acquired	1,012,773

Liabilities Acquired
Accounts payable	112,773

Net Assets Acquired	$900,000

NOTE 5 – SUBSEQUENT EVENTS

The Company reviewed any significant transactions that would qualify for subsequent event reporting up through May 29, 2019. None were noted.

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

Results of Operations

Comparison for the three months ended March 31, 2019 and 2018

Net Revenue

Net revenue increased by approximately $452,982 or approximately 25.20%, from $1,797,456 for the three months ended March 31, 2018 to $2,250,438 for the three months ended March 31, 2019. This increase was due primarily to the incremental sales from the Company’s acquisition

Total Cost of Sales

Cost of sales increased by approximately $281,032 or approximately 21.13%, from $1,330,255 for the three months ended March 31, 2018 to $1,611,287 for the three months ended March 31, 2019. This increase was due primarily to tariffs and the increased sales related to the above-named acquisition.

Gross profit

Gross profit increased by approximately $171,950 or approximately 36.80%, from $467,201 for the three months ended March 31, 2018 to $639,151 for the three months ended March 31, 2019. This increase was due primarily to the above described increase in total revenue.

Net Income

As a result of the above factors, the Company showed a net income of $19,876 for the three months ended March 31, 2019, as compared to a net loss of $99,702 for the three months ended March 31, 2018. This increase of $119,378 or approximately 119.00 % is attributed to a combination of increased total revenue and decreased total operating expenses.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On March 31, 2019, we had cash and cash equivalents of approximately $89,564 as compared to approximately $32,034 as of December 31, 2018, representing an increase of $57,530. This increase can be explained by net cash used in operating activities of $202,319 primarily attributed to an increase in accounts receivable of $470,023 , increase in inventory of $5,087, a decrease in accounts payable and accrued expenses of $176,268. This was offset by net cash used in financing activities of $280,000 attributed to the Company’s business acquisition and net cash provided by financing activities which was primarily due to borrowing on the asset-based line of credit of $487,381. On March 31, 2019, our working capital was approximately $1,112,045.

The cash flow provided by operating activities decreased from $32,187 for the quarter ended March 31, 2018 to net cash used of $202,319 for the quarter ended March 31, 2019. This decrease of $234,506 is primarily attributed to an increase in receivables partially offset by a lesser increase in accounts payable.

The cash flow from investing activities decreased from cash used of $0 for the quarter ended March 31, 2018 to net cash used of $280,000 for the quarter ended March 31, 2019. This decrease is attributed to the Company made a business acquisition in February of 2019.

The cash flow from financing activities increased from net cash used of $43,601 for the quarter ended March 31, 2018 to net cash provided of $539,849 for the quarter ended March 31, 2019. This increase is primarily attributed to a borrowing on asset-based line of credit in the amount of $487,381.

Bank Loans

The Company refinanced its debt in 2018 with a New York asset based lender and there is currently an outstanding balance of $2,262,833. The line of credit calls for a variable interest rate at market rates for the ABL industry.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2018, the Company had no uncertain tax positions.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of March 31, 2019 were fully vested and therefore, no compensation expense was recorded in the quarter ended March 31, 2019.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2019:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 29, 2019

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 29, 2019

