Form 10-Q
period 2019-06-30
STERLING CONSOLIDATED Corp
filed 2020-01-08
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of January 6, 2020 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCQB

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,083	$32,034
Account receivable, net	1,573,824	942,683
Inventory, net	3,158,726	2,560,136
Notes receivable and other current assets	58,389	42,483
Total current assets	4,795,022	3,577,336

Property and equipment, net	1,568,370	1,631,614
Intangible assets, net	114,591	68,905
Deferred tax asset	333,850	309,520

Total assets	$6,811,833	$5,587,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,699,228	$1,278,479
Asset-based line of credit	2,108,278	1,775,452
Other liabilities	1,338	339
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	53,516	3,929
Total current liabilities	3,915,062	3,110,901

Other liabilities
Long-term notes payable, related parties	1,594,805	1,664,199
Long-term notes payable	62,061	11,648
Total other liabilities	1,656,866	1,675,847

Total liabilities	5,571,928	4,786,748

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 and 41,965,540 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	47,285	41,966
Additional paid-in capital	2,569,249	2,074,568
Accumulated deficit	(1,376,629)	(1,315,907)
Total stockholders' equity	1,239,905	800,627

Total liabilities and stockholders' equity	$6,811,833	$5,587,375

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
O-rings and rubber product sales	$2,022,107	1,480,441	$4,239,815	$3,234,797
Freight services	41,356	40,922	74,086	84,022
Total revenues	2,063,463	$1,521,363	4,313,901	3,318,819

Cost of sales
Cost of goods	1,689,017	1,115,133	3,220,119	2,375,164
Cost of services	64,623	40,767	144,808	110,991
Total cost of sales	1,753,640	1,155,900	3,364,927	2,486,155

Gross profit	309,823	365,463	948,974	832,664

Operating expenses
Sales and marketing	(144)	60,460	84,750	150,637
General and administrative	384,548	305,834	838,787	663,862
Research and development	-	-	30,000	112,500
Total operating expenses	384,404	366,294	953,537	926,999

Operating income	(74,581)	(831)	(4,563)	(94,335)

Other income (expense)
Other	(4,794)	1,404	1,206	4,516
Gain/(loss) on interest rate swap	-	436	-	2,809
Loss on disposal of software	-	-	-	(20,498)
Interest expense	(32,968)	(32,921)	(80,539)	(65,138)
Total other expense	(37,762)	(31,081)	(79,333)	(78,311)

Income (loss) before provision for income taxes	(112,343)	(31,912)	(83,896)	(172,646)

Provision (benefit) for income taxes	(31,945)	(10,762)	(23,174)	(51,794)

Net income (loss)	$(80,398)	$(21,150)	$(60,722)	$(120,852)

Net income (loss) per share of common stock:
Basic and diluted	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	47,284,689	41,465,540	45,760,356	41,465,540

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681		500,000
Net loss for the 6 months ended June 30, 2019				(60,722)	(60,722)

Balance, June 30, 2019	47,284,689	$5,319	$2,569,249	$(1,376,629)	$1,239,905

Balance, December 31, 2017	40,715,540	$40,716	$1,963,318	$(1,249,181)	$754,853

Common stock subscribed		750	96,750		97,500
Net loss for the 6 months ended June 30, 2018				(120,852)	(120,852)

Balance, June 30, 2018	40,715,540	$41,466	$2,060,068	$(1,370,033)	$731,501

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30
	2019	2018
Cash flows from operating activities
Net income (loss)	$(60,722)	$(120,852)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,558	71,133
Loss on disposal of software	-	20,498
Gain on swap	-	(2,808)
Stock for services	-	97,500
Changes in operating assets and liabilities:
Accounts receivable	(318,723)	(96,385)
Inventory	19,804	301,351
Prepaids and other current assets	(5,945)	17,481
Deferred tax asset	(24,330)	(51,794)
Accounts payable and accrued interest payable	307,976	(93,359)
Other liabilities	999	(41,732)
Net cash provided by(used in) operating activities	(11,383)	101,033

Cash flows from investing activities
Net cash paid for acquisition of business	(280,000)	-
Net cash used in investing activities	(280,000)	-

Cash flows from financing activities
Borrowing on asset-based line of credit	332,826	-
Payments on notes payable	-	(15,573)
Net loan (paydown) on related party note	(69,394)	(92,266)
Net cash provided by (used in) financing activities	263,432	(107,839)

Net change in cash and cash equivalents	(27,951)	(6,806)

Cash and cash equivalents at the beginning of period	32,034	36,888

Cash and cash equivalents at the end of period	$4,083	$30,082

Supplemental disclosures of cash flow information:
Cash paid for interest	$80,539	$65,138
Cash paid for taxes	$2,191	$750

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$500,000	$-
Note payable issued for business acquisition	$100,000	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements.  The results of operations for the periods ended June 30, 2019 and June 30, 2018 are not necessarily indicative of the operating results for the full years.

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

Inventories

Inventories, which are primarily comprised of finished goods, are stated at the lower of cost (based on the first in, first out method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 20% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

Inventory Type	June 30, 2019	December 31, 2018
Finished goods	$3,888,105	$3,145,900
Raw materials	-	-
Work-in-progress	1,813	-
Inventory Reserve	(731,192)	(585,764)
Net Inventory	$3,158,726	$2,560,136

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2019

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that would have been included in the fully diluted earnings per share for the three and 6 month periods ended June 30, 2019 and 2018, respectively.

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

NOTE 5 – SUBSEQUENT EVENTS

The Company’s record date for its DIMO cryptocurrency dividend was met on November 22, 2019. It has not been distributed yet, though its stated distribution date was December 13, 2019. It is expected the Company will begin distributing the DIMO tokens by January 31, 2019. As the Company has not yet built out the DIMO platform, the dividend is being valued at $0.

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

Results of Operations

Comparison for the three months ended June 30, 2019 and 2018

Net Revenue

Net revenue increased by approximately $542,100 or approximately 36%, from $1,521,363 for the three months ended June 30, 2018 to $2,063,463 for the three months ended June 30, 2019. This increase was due primarily to the incremental sales from the Company’s business acquisition made in the first quarter of 2019.

Total Cost of Sales

Cost of sales increased by approximately $597,740 or approximately 51%, from $1,155,900 for the three months ended June 30, 2018 to $1,753,640 for the three months ended June 30, 2019. This increase was due primarily to increased sales and increased headcount related to the Company’s 2019 acquisition, coupled with, increased inbound freight due to tariffs.

Gross profit

Gross profit decreased by $55,640 or approximately 15%, from $365,463 for the three months ended June 30, 2018 to $309,823 for the three months ended June 30, 2019. This decrease was due primarily to the aforementioned increase in cost of goods sold..

Net Loss

As a result of the above factors, the Company showed a net loss of $80,398 for the three months ended June 30, 2019, as compared to a net loss of $21,750 for the three months ended June 30, 2018. This increased loss of $59,248 or approximately 280% is primarily attributed to the aforementioned factors that affected cost of sales coupled with the fact that the Company’s total sales were low enough to fail to generate sufficient gross profit.

Comparison for the six months ended June 30, 2019 and 2018

Net Revenue

Net revenue increased by approximately $995,082 or approximately 30%, from $3,318,819 for the six months ended June 30, 2018 to $4,313,901 for the six months ended June 30, 2019. This increase was due primarily to the incremental sales from the Company’s business acquisition made in the first quarter of 2019.

Total Cost of Sales

Cost of sales increased by approximately $878,772 or approximately 35%, from $2,486,155 for the six months ended June 30, 2018 to $3,364,927 for the six months ended June 30, 2019. This increase was due primarily to increased sales and increased headcount related to the Company’s 2019 acquisition, coupled with, increased inbound freight due to tariffs.

Gross profit

Gross profit increased by $116,310 or approximately 14%, from $832,664 for the three months ended June 30, 2018 to $948,974 for the three months ended June 30, 2019. This increase was due primarily to the aforementioned increase in sales offset by increased cost of goods sold due to increased cost of inbound freight and increased warehouse personnel headcount.

Net Loss

As a result of the above factors, the Company showed a net loss of $60,722 for the three months ended June 30, 2019, as compared to a net loss of $120,852 for the three months ended June 30, 2018. This decreased loss of $60,130 or approximately 50% is primarily attributed to the aforementioned factors that affected cost of sales as well as the fact that in 2018 the Company had higher spending on research and development by $82,500.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On June 30, 2019, we had cash and cash equivalents of approximately $4,083 as compared to approximately $32,034 as of December 31, 2018, representing a decrease of $27,951. This decrease can be explained by net cash used in operating activities of $11,383 primarily attributed to an increase in accounts receivable of $318,723 and an increase in accounts payable and accrued expenses of $307,976. This was offset by net cash used in financing activities of $280,000 attributed to the Company’s business acquisition and net cash provided by financing activities which was primarily due to borrowing on the asset-based line of credit of $332,826. On June 30, 2019, our working capital was approximately $879,960.

The cash flow provided by operating activities decreased from $101,033 for the six months ended June 30, 2018 to net cash used of $11,383 for the six months ended June 30, 2019. This decrease of $112,416 is primarily attributed to increased inventory purchases.

The cash flow from investing activities decreased from cash used of $0 for the six months ended June 30, 2018 to net cash used of $280,000 for the six months ended June 30, 2019. This decrease is attributed to the Company made a business acquisition in February of 2019.

The cash flow from financing activities increased from net cash used of $107,839 for the six months ended June 30, 2018 to net cash provided of $263,432 for the six months ended June 30, 2019. This increase is primarily attributed to a borrowing on asset-based line of credit in the amount of $332,826 offset by paydown on a related party note of $69,394.

Bank Loans

The Company refinanced its debt in 2018 with a New York asset based lender and there is currently an outstanding balance of $2,108,278. The line of credit calls for a variable interest rate at market rates for the ABL industry.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of June 30, 2019 were fully vested and therefore, no compensation expense was recorded in the quarter ended June 30, 2019.

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company has declared a dividend of its proprietary cryptocurrency, DIMO, that is slated for distribution in the 4th quarter of 2019. As there is currently no market for the cryptocurrency, the Company has valued the dividend at $0.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2019:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 6, 2020

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 6, 2020