Form 10-Q
period 2019-09-30
STERLING CONSOLIDATED Corp
filed 2020-01-10
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of January 9, 2020 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCQB

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,604	$32,034
Account receivable, net	1,633,125	942,683
Inventory, net	3,111,009	2,560,136
Notes receivable and other current assets	69,609	42,483

Total current assets	4,931,347	3,577,336

Property and equipment, net	1,535,833	1,631,614
Intangible assets, net	112,434	68,905
Deferred tax asset	350,539	309,520

Total assets	$6,930,153	$5,587,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,770,753	$1,278,479
Asset-based line of credit	2,195,371	1,775,452
Other liabilities	1,338	339
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	53,016	3,929
Total current liabilities	4,073,180	3,110,901

Other liabilities
Long-term notes payable, related parties	1,506,851	1,664,199
Long-term notes payable	62,561	11,648
Total other liabilities	1,569,412	1,675,847

Total liabilities	5,642,592	4,786,748

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 and 41,965,540 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	47,285	41,966
Additional paid-in capital	2,569,249	2,074,568
Accumulated deficit	(1,328,973)	(1,315,907)
Total stockholders' equity	1,287,561	800,627

Total liabilities and stockholders' equity	$6,930,153	$5,587,375

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
O-rings and rubber product sales	$2,529,152	1,678,243	$6,768,967	$4,913,040
Freight services	71,622	35,483	145,708	119,505
Total revenues	2,600,774	$1,713,726	6,914,675	5,032,545

Cost of sales
Cost of goods	1,886,816	1,143,139	5,106,935	3,518,303
Cost of services	115,691	58,840	260,499	169,831
Total cost of sales	2,002,508	1,201,979	5,367,435	3,688,134

Gross profit	598,266	511,747	1,547,240	1,344,411

Operating expenses
Sales and marketing	24,500	81,898	109,250	232,535
General and administrative	451,985	343,424	1,290,772	1,007,286
Research and development	-	-	30,000	112,500
Total operating expenses	476,485	425,322	1,430,022	1,352,321

Operating income	121,781	86,425	117,218	(7,910)

Other income (expense)
Other	-	(5,553)	1,206	(1,037)
Gain/(loss) on interest rate swap	-	(460)	-	2,349
Loss on disposal of software	-	-	-	(20,498)
Interest expense	(56,288)	(33,376)	(136,827)	(98,514)
Total other expense	(56,288)	(39,389)	(135,621)	(117,700)

Income (loss) before provision for income taxes	65,493	47,036	(18,403)	(125,610)

Provision (benefit) for income taxes	17,837	14,111	(5,337)	(37,683)

Net income (loss)	$47,656	$32,925	$(13,066)	$(87,927)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	47,284,689	41,465,540	46,274,051	41,308,947

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681		500,000
Net loss for the 9 months ended September 30, 2019				(13,066)	(13,066)

Balance, September 30, 2019	47,284,689	$5,319	$2,569,249	$(1,328,973)	$1,287,561

Balance, December 31, 2017	40,715,540	$40,716	$1,963,318	$(1,249,181)	$754,853

Stock issued for services		750	96,750		97,500
Net loss for the 9 months ended September 30, 2018				(87,926)	(87,926)

Balance, September 30, 2018	40,715,540	$44,466	$2,060,068	$(1,337,107)	$764,427

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30
	2019	2018
Cash flows from operating activities
Net income (loss)	$(13,066)	$(87,927)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,252	103,448
Loss on disposal of software	-	20,498
Gain on swap	-	(2,349)
Stock for services	-	97,500
Changes in operating assets and liabilities:
Accounts receivable	(378,024)	(256,024)
Inventory	67,521	368,539
Prepaids and other current assets	(17,165)	12,845
Deferred tax asset	(41,019)	(37,683)
Accounts payable and accrued interest payable	379,501	(13,153)
Other liabilities	999	(32,570)
Net cash provided by (used in) operating activities	102,999	173,124

Cash flows from investing activities
Net cash paid for acquisition of business	(280,000)	-

Net cash used in investing activities	(280,000)	-

Cash flows from financing activities
Borrowing on asset-based line of credit	419,919	-
Payments on notes payable	-	(23,374)
Net loan (paydown) on related party note	(69,394)	(122,561)
Net cash provided by (used in) financing activities	262,571	(145,935)

Net change in cash and cash equivalents	85,570	27,189

Cash and cash equivalents at the beginning of period	32,034	36,888

Cash and cash equivalents at the end of period	$117,604	$64,077

Supplemental disclosures of cash flow information:
Cash paid for interest	$136,827	$98,514
Cash paid for taxes	$2,191	$750

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$500,000	$-
Note payable issued for business acquisition	$100,000	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements.  The results of operations for the periods ended September 30, 2019 and September 30, 2018 are not necessarily indicative of the operating results for the full years.

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

Inventory Type	September 30, 2019	December 31, 2018
Finished goods	$3,842,201	$3,145,900
Raw materials	-	-
Work-in-progress	-	-
Inventory Reserve	(731,192)	(585,764)
Net Inventory	$3,111,009	$2,560,136

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2019

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that would have been included in the fully diluted earnings per share for the three and nine month periods ended September 30, 2019 and 2018, respectively.

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

Results of Operations

Comparison for the three months ended September 30, 2019 and 2018

Net Revenue

Net revenue increased by $887,048 or approximately 52%, from $1,713,726 for the three months ended September 30, 2018 to $2,600,774 for the three months ended September 30, 2019. This increase was due primarily to the incremental sales from the Company’s business acquisition made in the first quarter of 2019.

Total Cost of Sales

Cost of sales increased by approximately $800,529 or approximately 67%, from $1,201,979 for the three months ended September 30, 2018 to $2,002,508 for the three months ended September 30, 2019. This increase was due primarily to increased sales and increased headcount related to the Company’s 2019 acquisition, coupled with, increased inbound freight costs due to tariffs.

Gross profit

Gross profit increased by $86,519 or approximately 17%, from $511,747 for the three months ended September 30, 2018 to $598,266 for the three months ended September 30, 2019. This increase was due primarily to the aforementioned increase in sales.

Net Income

As a result of the above factors, the Company showed a net income of $47,656 for the three months ended September 30, 2019, as compared to a net income of $32,925 for the three months ended September 30, 2018. This increase of $14,731 or approximately 45% is primarily attributed to the significant increase in sales.

Comparison for the nine months ended September 30, 2019 and 2018

Net Revenue

Net revenue increased by approximately $1,882,130 or approximately 37%, from $5,032,545 for the nine months ended September 30, 2018 to $6,914,675 for the nine months ended September 30, 2019. This increase was due primarily to the incremental sales from the Company’s business acquisition made in the first quarter of 2019.

Total Cost of Sales

Cost of sales increased by approximately $1,679,301 or approximately 46%, from $3,668,134 for the nine months ended September 30, 2018 to $5,367,435 for the nine months ended September 30, 2019. This increase was due primarily to increased sales and increased headcount related to the Company’s 2019 acquisition, coupled with increased inbound freight due to tariffs.

Gross profit

Gross profit increased by $202,829 or approximately 15%, from $1,344,411 for the nine months ended September 30, 2018 to $1,547,240 for the nine months ended September 30, 2019. This increase was due primarily to the aforementioned increase in sales offset by increased cost of goods sold due to increased cost of inbound freight and increased warehouse personnel headcount.

Net Income

As a result of the above factors, the Company showed a net loss of $13,066 for the nine months ended September 30, 2019, as compared to a net loss of $87,927 for the nine months ended September 30, 2018. This decreased loss of $74,861 or approximately 85 % is primarily attributed to the aforementioned factors that affected cost of sales as well as the fact that in 2018 the Company had higher spending on research and development by $82,500.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On September 30, 2019, we had cash and cash equivalents of approximately $117,604 as compared to approximately $32,034 as of December 31, 2018, representing an increase of $85,570. This increase can be explained by net cash provided by operating activities of $102,999 primarily attributed to an increase in accounts receivable of $378,024, an increase in accounts payable and accrued expenses of $379,501 and a decrease in inventory of $67,521. This was offset by net cash used in financing activities of $280,000 attributed to the Company’s business acquisition and net cash provided by financing activities of $262,571 which was primarily due to borrowing on the asset-based line of credit of $419,919. On September 30, 2019, our working capital was approximately $858,167.

The cash flow provided by operating activities decreased from $173,124 for the nine months ended September 30, 2018 to net cash provided of $102,999 for the nine months ended September 30, 2019. This decrease of $70,125 is primarily attributed to increased sales of inventory in stock.

The cash flow from investing activities decreased from cash used of $0 for the nine months ended September 30, 2018 to net cash used of $280,000 for the nine months ended September 30, 2019. This decrease is attributed to the fact that the Company made a business acquisition in February of 2019.

The cash flow from financing activities increased from net cash used of $145,935 for the nine months ended September 30, 2018 to net cash provided of $262,571 for the nine months ended September 30, 2019. This increase is primarily attributed to a borrowing on asset-based line of credit in the amount of $419,919.

Bank Loans

The Company refinanced its debt in 2018 with a New York asset based lender. As of September 30, 2019 there was outstanding balance of $2,195,371. The line of credit calls for a variable interest rate at market rates for the ABL industry.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of September 30, 2019 were fully vested and therefore, no compensation expense was recorded in the quarter ended September 30, 2019.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2019:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 9, 2020

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 9, 2020