Form 10-K
period 2019-12-31
STERLING CONSOLIDATED Corp
filed 2020-10-28
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates (7,383,540) computed by reference to the price at which the common equity was last sold ($0.0825), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2019): $609,142.

As of October 28, 2020, the registrant had 47,284,689 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

We have approximately 3,300 customers that place orders with us for the delivery of O-ring or similar products. Our largest customer is a southeastern U.S. manufacturer/distributor of automotive/industrial products. Other automotive customers are Precision International, Freudenberg and Sonnax Transmissions.  We stock a variety of rubber seals to service pool filter and pump manufacturers.  We also distribute our products to many resellers of replacement parts and pool stores.  Bay State Pool and Horizon Pool and Spa are two of our larger accounts in the pool industry.

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

Q5 Ventures, LLC

Q5 owns a 5,000 square foot facility in Apopka, Florida, which was used by Sterling Seal for its Florida operations. This facility was specifically built for Sterling Seal’s operations. Sterling Seal does not pay rent to Q5.

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

We currently have an estimated 3,000 customers with an average order of approximately $309 per order. As a result, in order to be able to meet customer expectations, we must carry a large inventory (up to $3.3 million) compared to our annual sales which are approximately $9.6 million. We currently inventory approximately 14,000 different SKUs in 28,000 square feet in our warehouse in Neptune, NJ.

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

Marketing

We currently have relationships with several companies located in the United States and overseas. The Company markets its products primarily through word of mouth and referrals from its customers.  We attend several trade shows during the course of the year specifically to market our products. We routinely attend the SEMA show in Las Vegas, NV which is one of the largest supplier shows of its kind for the automotive market.  In addition, we supply distributors and end users with the product necessary for steering wheels and transmissions kits.  Our largest customer is Freudenberg who sells replacements kits to John Deere and Harley Davidson, amongst many other companies. Other automotive customers are Precision International and Sonnax Transmissions.

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

Employees

As of October 28, 2020 we have 25 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

Approximate Number of Equity Security Holders

As of October 28, 2020, there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors (the “Board”) out of funds legally available. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

On February 14, 2018, the Company declared a property dividend in the form of its own internally developed cryptocurrency called “DiMO”. The dividend was payable on December 13, 2019 but due to certain difficulties with the technology and developing a cost-effective way to distribute the cryptocurrency, the dividend has not yet been distributed. The dividend called for 950 DiMO (the Company’s internally developed Ethereum based cryptocurrency, currently on the Rinkeby test network) to be distributed for each share of Sterling common stock held as of the November 22, 2019 Record Date. Management has not re-set a new distribution date for the dividend.

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

Results of Operations

Comparison of the year ended December 31, 2019 and 2018

Revenues

For the years ended December 31, 2019 and 2018 we generated revenues of $9,598,637 and $7,110,522, respectively. This represents an increase of $2,488,115 or 35.0%. This increase is primarily attributed to the February 2019 acquisition of F&S Distributors, Inc.

Total Cost of Sales

For the years ended December 31, 2019 and 2018 our overall cost of sales was $7,363,801 and $4,954,423, respectively. This represents an increase of $2,414,378 or 48.7%. This increase is primarily explained by an increase in sales of 35% coupled with an increase in freight and duty costs booked to cost of goods sold due to tariffs on the Company’s purchases which are purchased almost exclusively from China.

Gross profit

For the years ended December 31, 2019 and 2018 our gross profit was $2,234,836 and $2,156,099, respectively. This represents an increase of $78,737 or 3.7%. This increase can be attributed to the F&S purchase which increased overall costs offset by higher freight costs due to a full-year of tariffs and an increase in goods being air shipped which is more expensive than good shipped via ocean freight.

Operating Expenses

For the years ended December 31, 2019 and 2018 we incurred operating expenses of $1,802,453 and $1,846,624, respectively. This represents a decrease of $44,171 or 2.4%. This decrease is explained by an increase of $125,436 in general and administrative expenses related to increased headcount related from the F&S acquisition. The increase in general and administrative costs is offset by 1) a decrease in sales and marketing costs of $83,107 due to a reduction in sales promotion costs; and 2) a decrease in R&D costs of $86,500 related to the development of the Company’s proprietary cryptocurrency which incurred the majority of its development costs in 2018.

Other Income/(expense)

For the years ended December 31, 2019 and 2018 the Company realized other expense of ($216,747) and ($152,140), respectively. This represents an increase of $64,607 or 42.4%. This increase is primarily attributed to increased interest expense due to the retirement of the Company’s mortgage and the financing the company with the higher interest- bearing asset-based line of credit in 2019.

Net Income/(Loss)

As a result of the above factors, our net income was $212,180 for the year ended December 31, 2019, as compared to a net loss of $66,726 for the year ended December 31, 2018. This is primarily explained by the increase in sales due to the F&S acquisition and economies of scale achieved by the Company in absorbing the incremental business and a one-time charge in 2018 relating to the  2018 change in the tax laws which reduced the federal corporate tax rate from 35% to 21%, thus forcing the Company to write-down its deferred tax asset creating a tax loss disparate to the taxable income.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2019, we had cash and cash equivalents of $106,348 as compared to $32,034 as of December 31, 2018, representing an increase of $74,314. This increase can be explained by net cash used in operating activities of $85,962; net cash used in investing activities of $380,000; and net cash provided by financing activities of $540,276. At December 31, 2019 and 2018, our working capital was approximately $2,309,672 and $466,435 respectively.

The cash flows from operating activities decreased from net cash provided of $102,510 for the year ended December 31, 2018 to net cash used of $85,962 for the year ended December 31, 2019. This decrease is primarily attributed to an increase in accounts receivable and inventory offset by net income.

The cash flows from investing activities reflects an increase of capital spending from net cash used of $0 for the year ended December 31, 2018 to net cash used of $380,000 for the year ended December 31, 2019. This increase can be explained by the 2019 acquisition of F&S Distributors, Inc..

The cash flow from financing activities increased from net cash used of $107,364 for the year ended December 31, 2018 to net cash provided of $540,276 for the year ended December 31, 2018. This increase is primarily attributed to the fact that the Company obtained a mortgage on its Neptune, NJ headquarters in the 4th quarter of 2019, offset by a pay down of a portion of its related party note and asset-based line of credit.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years.

The Company currently also utilizes an asset-based line of credit from a New York-based asset-based lender. The Company was authorized for a line of $2,500,000 and currently pays 7% per annum in interest. As of December 31, 2019 the Company had a balance of $1,044,386 outstanding on the asset-based line.

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

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost or market using the average cost method. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 4% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31,2019 and 2018, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2019 and 2018 and 2017 are subject to federal and state tax examination under the current statutes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2019:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of April 16, 2019. Our Executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	78	Chairman of the Board
Darren DeRosa	46	Chief Executive Officer
Scott Chichester	50	Chief Financial Officer

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

Other directorships held during the last 5 years:  Global X Funds (2008-2018) (ETF fund complex); 52 funds; ARK Investment Trust (ETF Fund Complex) (2014 – present) 7 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014);

Identification of Certain Significant Employees

Fred Zink, President of Sterling Seal

Fred Zink, 67, served as President of Sterling Seal since 2008 and retired in 2018.

Mr. Zink has worked for Sterling Seal and no other employers for the past five years. Additionally, he has never held any other directorships.

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019, and 2018 in all capacities. Our named executive officers for 2019 and 2018 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2019	$150,000	0	0	0	0	0	0	$150,000
	2018	$157,500	0	0	0	0	0	0	$157,500
Scott Chichester, Chief Financial Officer	2019	$32,361	0	0	0	0	0	0	$32,361
	2018	$58,400	0	0	0	0	0	0	$58,400
Fred Zink, President of Sterling Seal	2019	$0	0	0	0	0	0	0	$0
	2018	$55,360	0	0	0	0	0	0	$55,360
Angelo DeRosa,Chairman of the Board*	2019	$0	0	0	0	0	0	0	$0
	2018	$0	0	0	0	0	0	8,000	$8,000

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

*Scott Chichester, CFO is the beneficial owner of Madison Park Advisors.

** Exercised in 2018.

Compensation of Directors

The following table provides information for 2019 and 2018 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2019 and 2018. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa,	2019	$0	0	0	$0
Chairman of the Board	2018	$0	0	0	$0
Darren DeRosa,	2019	$0	0	0	$0
Director	2018	$0	0	0	$0
Scott Chichester,	2019	$0	0	0	$0
Director	2018	$0	0	0	$0

Employment Agreements

Currently, the CFO, Scott Chichester is under an employment agreement and is compensated at the rate of $58,400 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of October 28, 2020, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,702,759	(5)	35.32%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,260,000	(6)	34.39%

Scott R. Chichester (4) 45 Wall St., Suite 919 New York, NY 10005	1,027,000		2.17%

Fred Zink 1105 Green Grove Road Neptune, New Jersey 07753	535,000		1.13%

All Executive Officers and Directors as a group (4 persons)	34,524,759		73.01%

(1)	Based on 47,284,689 shares of common stock outstanding as of October 28, 2020.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.

(3)	Darren DeRosa is the Chief Executive Officer of the Company and a Director.

(4)	Scott Chichester is the Chief Financial Officer of the Company and a Director.

(5)	Includes 16,432,759 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.

(6)	Includes 15,990,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2013:

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2019, the Company accrued interest of $45,719, paid $566,233 and borrowed $ on the related party note, leaving an ending balance on the note of $1,246,388. For the year ended December 31, 2018, the Company accrued interest of $38,979 and made cash repayments of $245,309on the related party note, leaving an ending balance on the note of $1,716,901.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed approximately $19,100 and $25,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $6,000, and $9,000 in fees billed for audit related services for the years ended December 31, 2019 and 2018, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2019 and 2018, we were billed $0 and $0, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

(2) Financial Statement Schedule: None.

(3) Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
4.1	Description of Securities
3.2	By-Laws (2)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on August 10, 2012.

(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on January 18, 2013.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2020	STERLING CONSOLIDATED CORP.

	By:	/s/ Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	October 28, 2020
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	October 28, 2020
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	October 28, 2020
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2019 and 2018

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sterling Consolidated Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Bayville, NJ

October 28, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$106,348	$32,034
Account receivable, net	1,384,439	942,683
Inventory, net	3,337,843	2,560,136
Notes receivable and other current assets	63,582	42,483

Total current assets	4,892,212	3,577,336

Property and equipment, net	1,536,519	1,631,614
Intangible assets, net	105,284	68,905
Deferred tax asset	374,193	309,520
Total assets	$6,908,208	$5,587,375

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,341,865	$1,278,479
Asset-based line of credit	1,044,386	1,775,452
Other liabilities	5,330	339
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	138,257	3,929
Total current liabilities	2,582,540	3,110,901

Other liabilities
Long-term notes payable, related parties	1,193,686	1,664,199
Long-term notes payable	1,619,175	11,648
Total other liabilities	2,812,861	1,675,847

Total liabilities	5,395,401	4,786,748

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 and 41,965,540 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	47,285	41,966
Additional paid-in capital	2,569,249	2,074,568
Accumulated deficit	(1,103,727)	(1,315,907)
Total stockholders' equity	1,512,807	800,627

Total liabilities and stockholders' equity	$6,908,208	$5,587,375

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018
Revenues
O-rings and rubber product sales	$9,407,123	$6,924,783
Freight services	191,514	185,739
Total revenues	9,598,637	7,110,522

Cost of sales
Cost of goods	7,061,562	4,694,207
Cost of services	302,240	260,216
Total cost of sales	7,363,801	4,954,423

Gross profit	2,234,836	2,156,099

Operating expenses
Sales and marketing	155,250	238,357
General and administrative	1,621,203	1,495,767
Research and development	26,000	112,500
Total operating expenses	1,802,453	1,846,624

Operating income	432,383	309,475

Other income (expense)
Other	(22,456)	4,523
Gain/(loss) on interest rate swap	-	2,176
Loss on disposal of software	-	(20,498)
Interest expense	(194,291)	(138,341)
Total other expense	(216,747)	(152,140)

Income (loss) before provision for income taxes	215,636	157,335

Provision for income taxes	3,456	224,061

Net income (loss)	$212,180	$(66,726)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	46,528,787	41,167,047

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Years Ended
	December 31
	2019	2018
Cash flows from operating activities
Net income (loss)	$212,180	$(66,726)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,716	116,206
Loss on disposal of software	-	20,498
Gain on swap	-	(2,176)
Stock for services	-	112,500
Changes in operating assets and liabilities:
Accounts receivable	(129,338)	(185,769)
Inventory	(159,313)	(54,961)
Prepaids and other current assets	(11,138)	(4,622)
Deferred tax asset	(64,673)	224,061
Accounts payable and accrued interest payable	(49,387)	5,553
Other liabilities	4,991	(62,054)
Net cash provided by(used in) operating activities	(85,962)	102,510

Cash flows from investing activities
Net cash paid for acquisition of business	(380,000)	-

Net cash used in investing activities	(380,000)	-

Cash flows from financing activities
Borrowing (paydown) on asset-based line of credit	(731,066)	1,775,452
Net paydown of bank line of credit		(824,929)
Net borrowings (paydown) on notes payable	1,741,855	(1,093,507)
Net paydown on related party note	(470,513)	35,620

Net cash provided by (used in) financing activities	540,276	(107,364)

Net change in cash and cash equivalents	74,314	(4,854)

Cash and cash equivalents at the beginning of period	32,034	36,888

Cash and cash equivalents at the end of period	$106,348	$32,034

Supplemental disclosures of cash flow information:
Cash paid for interest	$194,291	$138,341
Cash paid for taxes	$2,191	$2,191

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$500,000	$-
Note payable issued for business acquisition	$100,000	$-

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, December 31, 2017	40,715,540	$40,716	$1,963,318	$(1,249,181)	$754,853

Stock issuance	1,250,000	1,250	111,250	-	112,500
Net loss for the year ended December 31, 2018				(66,726)	(66,726)

Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors,Inc.	5,319,149	5,319	494,681		500,000
Net income for the year ended December 31, 2019				212,180	212,180

Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

ADDR Properties, LLC

ADDR Properties, LLC (“ADDR”) is a New Jersey limited liability company (“LLC”) formed on September 17, 2010 as a real estate holding company. ADDR owns a 28,000 square foot warehouse facility in Neptune, NJ and is occupied 90% by Sterling Seal to conduct its operations.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances of $123,090 and $123,090 as of December 31, 2019 and 201, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $731,192 and $585,764 as of December 31, 2019 and 2018, respectively.

Inventory Type	December 31, 2019	December 31, 2018
Finished goods	$4,069,035	$3,145,900
Raw materials	-	-
Work-in-progress	-	-
Inventory Reserve	(731,192)	(585,764)
Net Inventory	$3,337,843	$2,560,136

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were $0 and $0 impairments of long-lived assets during the years ended December 31, 2019 and 2018, respectively.

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

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). In the case of Sterling, revenue is recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services..  For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 606. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties.

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $567,699 and $288,341 for the years ended December 31, 2019 and 2018, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2019 and 2018, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The tax years 2016 and 2017 and 2018 are subject to federal and state tax examination under the current statutes.

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

The following are the major categories of assets and liabilities measured at fair value on a recurring basis as of December 31:

Year	Instrument	Level 1	Level 2	Level 3	Total
2018	Interest rate swap derivative liability	$-	$-	$0	$0

The fair value of the interest rate swap is determined using observable market inputs such as current interest rates, and considers nonperformance risk of the Company and that of its counterparts.

Concentration of Credit Risk

As of December 31, 2019 and 2018 one (1) customer represented 8.94% and 7.58% of accounts receivable, respectively. One (1) customer accounted for 5.7% and 11.0% of sales for the years ended December 31, 2019 and December 31, 2018, respectively.

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

Recently Issued Accounting Standards

On January 1, 2019, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. The Company elected the optional transition method that allowed for a cumulative-effect adjustment to the opening balance of retained earnings recorded on January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected the package of practical expedients, which among other things, allowed it to carry forward its historical lease classification. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients', which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected all of the new standard's available transition practical expedients that are applicable. The new standard also provides practical expedients for an entity's ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. As all of the Company’s leases were for less than 12 months, adoption of the lease standard did not have a material impact on the Company’s financial statements or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2019 and 2018 the Company’s property and equipment consisted of the following:

	2019	2018
Land, building & leasehold improvements	$1,828,870	$1,815,726
Machinery and equipment	1,005,090	990,055
Vehicles	220,481	246,659
Total property and equipment	3,054,441	3,052,440

Less: accumulated depreciation	1,517,922	1,420,826
Property and equipment, net	$1,536,519	$1,631,614

Depreciation expense included as a charge to income for the years ended December 31, 2019 and 2018 was $ and $97,096 respectively. In 2018 the Company abandoned its website due to a change in software which resulted in a loss of $20,498.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2019	2018
Identified intangible assets (customer lists)	340,097	290,097
Impairment of customer lists	(135,773)	(135,773)
Accumulated amortization	(99,040)	(85,419)
Intangible assets, net	$105,284	$68,905
Weighted-average remaining life	7 years	5 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $13,621 and $17,102 for the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – BUSINESS ACQUISITION

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

NOTE 6 – LINES OF CREDIT

On October 8, 2013, the Company obtained a line of credit with a New York City commercial bank. The line was for $1.25 million and carried a variable interest rate of 1.00% above the prime rate as published in the money rate tables of the Wall Street Journal. As of December 31, 2018 the published prime rate was 5.50%, respectively. The Company retired the debt in the 4th quarter of 2018.

On December 19, 2018, the Company entered into a Loan Agreement with Access Capital, Inc. (“Access Capital”). Pursuant to the agreement, Access Capital provided the Company with asset based financing of up to $2.5 million based on a formulaic review and analysis of the Company’s accounts receivable and inventory. The loan carries a variable interest rate of 1.50% above the prime rate, the prime rate shall mean the prime or “Base Rate” of Citibank. The loan incurs an annual fee equal to 1% of the Capital Availability Amount on the Closing Date and on each anniversary of the Closing Date. The loan maturity is three years from the date on which any Company first received the proceeds of the initial Advances. At December 31, 2019 and 2018, the Company had $1,044,386 and $1,775,452 outstanding on this lone agreement.

NOTE 7– NOTES PAYABLE AND DEBT

At December 31, 2019 and 2018, long-term debt consisted of the following:

	December 31, 2019	December 31, 2018
Mortgage payable, due in monthly installments of principal and interest Interest is charged at a fixed rate of 5.00%. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in November of 2024.	$1,645,784	$-

Note payable related to F&S acquisition, matures in 2020.	100,000	-

Vehicle loan secured by the vehicle, maturing on September 8, 2022. Interest is charged at 3.99% per annum.	11,648	15,577
Total long-term debt	1,757,432	15,577

Less current portion of long-term debt	(138,257)	(3,929)
Long-term debt	$1,619,175	$11,648

Future minimum principal payments due in each of the years subsequent to December 31, 2019 are as follows:

Years Ending December 31	Future Minimum Principal Payments
2020	$138,257
2021	40,169
2022	41,055
2023	39,862
2023	1,498,089
Total	$1,757,432

For the years ended December 31, 2019 and 2018, respectively, the Company recognized $550 and $46,918 in interest expense on long-term debt.

NOTE 8 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2019, the Company accrued interest of $45,719, paid $566,232 and borrowed $50,000 on the related party note, leaving an ending balance on the note of $1,246,388. For the year ended December 31, 2018, the Company accrued interest of $38,979, paid $245,309 and borrowed $241,950 on the related party note, leaving an ending balance on the note of $1,716,901.

NOTE 9 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey and Florida. The Company's North Carolina and Pennsylvania facilities are currently under a month-to-month lease and have no future commitments.

The future minimum lease payments in the years subsequent to December 31, 2019 are as follows:

	2020	2021	2022	Total
Vehicles	$21,676	$0	$0	$21,676
Property	0	0	0	0
Subtotal	$21,676	$0	$0	$21,676

NOTE 10 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2019 and 2018, $0 and $0 was owed under the defined contribution retirement plan, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2019 and 2018 the Company had 47,284,689 and 41,965,540 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

In 2018 the Company issued 750,000 shares of stock to one consultant as partial payment for consulting and technical advice on development of the Company’s proprietary cryptocurrency. Additionally, one former executive purchased 500,000 shares of stock at $0.03/share by exercising his common stock options. In 2019, the Company issued 5,319,149 shares of stock for the acquisition of F&S Distributors, Inc.

NOTE 12 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2019	2018
Current Assets and Liabilities:
Provision for doubtful accounts	$32,656	$32,656
Net operating loss carryforward	185,841	218,800
Vacation Accrual	2,612	2612
R&D Credits	277,000	-
Total	498,809	254,068
Valuation Allowance	(165,173)	-
Current Deferred Tax Asset, net	332,936	254,068

Noncurrent Assets and Liabilities:
Depreciation	(10,777)	1,900
Goodwill	52,034	53,552
Total	41,257	55,452
Valuation Allowance	-	-
Noncurrent Deferred Tax Asset, net	$374,193	$309,520

Total Deferred Tax - Asset, net	$374,193	$309,520

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2019	2018
Deferred tax expense (benefit)	$64,673	$180,007
Current provision	(61,217)	44,054
Total provision for (benefit of) Income Taxes	$3,456	$224,061

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2019.  The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2019		2018
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$45,284	21.00%	$33,040	21.00%
State tax, net of Federal effect	15,095	7.00%	11,013	7.00%
Total permanent differences	0	-%	0	-%
Effect of 2018 Tax Law and Temporary Diff	0	-%	224,061	142.40%
NOL deduction	(56,923)	(26.40)%	(44,053)	(28.00)%
Tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$3,456	1.60%	$224,061	142.40%

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

NOTE 14 – SUBSEQUENT EVENTS

COVID-19

In the first quarter of 2020 the Company was affected by COVID-19. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and reduction of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

COVID-19 related financing

PPP Note

On April 21, 2020, Sterling Seal & Supply, Inc. (“Sterling Seal”), a wholly owned subsidiary of Sterling Consolidated Corp. (the “Company”), received loan proceeds in the amount of approximately $326,100 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note (the “PPP Note”) issued by Sterling Seal, dated April 21, 2020, in the principal amount of $326,100 with TrustBank (the “Lender”),

Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first six months. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP Loan is not forgiven under the PPP, Sterling Seal will be obligated to make equal monthly payments of principal and interest beginning after a six-month deferral period provided in the PPP Note and through April 21, 2022.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, Sterling Seal may apply for forgiveness for all or a part of the PPP Loan. The amount of PPP Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of PPP Loan proceeds that are used by Sterling Seal during the eight-week period after the PPP Loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the PPP Loan amount is used for eligible payroll costs; (ii) Sterling Seal maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on PPP Loan forgiveness, only that portion of the PPP Loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. Although Sterling Seal currently intends to use the entire amount of the PPP Loan for qualifying expenses, no assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

The PPP Note may be prepaid in part or in full, at any time, without penalty. The PPP Note provides for certain customary events of default, including Sterling Seal’s: (i) failure to make a payment when due under the PPP Note; (ii) breach of the terms of the PPP Note; (iii) default on any other loan with the Lender; (iv) filing of a bankruptcy petition by or against Sterling Seal; (v) reorganization merger, consolidation or other change in ownership or business structure without the Lender’s prior written consent; (vi) adverse change in financial condition or business operation that the Lender believes may affect Sterling Seal’s ability to pay the PPP Note; and (vii) default on any loan or agreement with another creditor, if the Lender believes the default may materially affect Sterling Seal’s ability to pay the PPP Note. Upon the occurrence of an event of default, the Lender has customary remedies and may, among other things, require immediate payment of all amounts owed under the PPP Note, collect all amounts owing from Sterling Seal, and file suit and obtain judgment against Sterling Seal. The foregoing description of the PPP Note does not purport to be complete is qualified in its entirety by reference to the full text of the PPP Note, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 8-K.

EIDL Note

Additionally, on May 28, 2020, the Company received $150,000 in loan funding from the SBA under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated May 28, 2020 (the “EIDL Note”) in the original principal amount of $150,000 with the SBA, the lender.

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 28, 2021 through the maturity date of May 28, 2051. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

The EIDL Note provides for certain customary events of default, including: (i) a failure to comply with any provision of the EIDL Note, the related Loan Authorization and Agreement, or other EIDL loan documents; (ii) a default on any other SBA loan; (iii) a sale or transfer of, or failure to preserve or account to SBA’s satisfaction for, any of the collateral or its proceeds; (iv) a failure of the Company or anyone acting on its behalf to disclose any material fact to SBA; (v) the making of a materially false or misleading representation to SBA by the Company or anyone acting on their behalf; (vi) a default on any loan or agreement with another creditor, if SBA believes the default may materially affect the Company’s ability to pay the EIDL Note; (vii) a failure to pay any taxes when due; (viii) if the Company becomes the subject of a proceeding under any bankruptcy or insolvency law; (ix) if a receiver or liquidator is appointed for any part of the Company’s business or property; (x) the making of an assignment for the benefit of creditors; (xi) has any adverse change in financial condition or business operation that SBA believes may materially affect the Company’s ability to pay the EIDL Note; (xii) effects any reorganization, merger, consolidation, or other transaction changing ownership or business structure without SBA’s prior written consent; or (xiii) becomes the subject of a civil or criminal action that SBA believes may materially affect the Company’s ability to pay the EIDL Note.

Closure of Florida Operations

In the first quarter of 2020, the Company closed down its Florida operations and consolidated the sales accounts with its New Jersey based sales force based out of the Company’s headquarters in Neptune, New Jersey. The Company owns the Florida property unencumbered and intends to sell it in 2020. The closure was an effort to reduce costs and consolidate operations and was not related to COVID-19.