Form 10-Q
period 2020-03-31
STERLING CONSOLIDATED Corp
filed 2021-03-05
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 5, 2021 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTC

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,707	$106,348
Account receivable, net	1,472,472	1,384,439
Inventory, net	3,161,668	3,337,843
Notes receivable and other current assets	209,462	63,582

Total current assets	4,846,309	4,892,212

Property and equipment, net	1,507,896	1,536,519
Intangible assets, net	101,784	105,284
Deferred tax asset	278,567	374,193

Total assets	$6,734,556	$6,908,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,082,278	$1,341,865
Asset-based line of credit	1,033,053	1,044,386
Other liabilities	5,330	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	90,129	138,257
Total current liabilities	2,263,492	2,582,540

Other liabilities
Long-term notes payable, related parties	1,125,438	1,193,686
Long-term notes payable	1,610,313	1,619,175
Total other liabilities	2,735,751	2,812,861

Total liabilities	4,999,243	5,395,401

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of March 31, 2020 and December 31, 2019.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(881,221)	(1,103,727)
Total stockholders' equity	1,735,313	1,512,807

Total liabilities and stockholders' equity	$6,734,556	$6,908,208

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Revenues
O-rings and rubber product sales	$2,364,473	$2,217,708
Freight services	31,181	32,730
Total revenues	2,395,654	2,250,438

Cost of sales
Cost of goods	1,508,614	1,531,102
Cost of services	65,904	80,185
Total cost of sales	1,574,519	1,611,287

Gross profit	821,135	639,151

Operating expenses
Sales and marketing	75,357	84,894
General and administrative	368,003	454,239
Research and development	-	30,000
Total operating expenses	443,360	569,133

Operating income	377,775	70,018

Other income (expense)
Other	2,982	6,000
Loss on theft	(10,000)	-
Interest expense	(52,004)	(47,571)
Total other expense	(59,022)	(41,571)

Income before provision for income taxes	318,753	28,447

Provision for income taxes	96,247	8,771

Net income	$222,506	$19,676

Net income per share of common stock:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	47,284,689	45,157,029

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended December 31
	2020	2019
Cash flows from operating activities
Net income	$222,506	$19,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,123	36,873
Changes in operating assets and liabilities:
Accounts receivable	(88,033)	(470,023)
Inventory	176,175	(5,087)
Prepaids and other current assets	(145,880)	31,681
Deferred tax asset	95,626	8,594
Accounts payable and accrued interest payable	(259,587)	176,268
Other liabilities	-	(301)
Net cash provided by (used in) operating activities	32,930	(202,319)

Cash flows from investing activities
Net cash paid for acquisition of business	-	(280,000)

Net cash used in investing activities	-	(280,000)

Cash flows from financing activities
Borrowing on asset-based line of credit	78,796	487,381
Net paydown on notes payable	(147,119)	(4,936)
Net paydown on related party note	(68,248)	57,404

Net cash provided by (used in) financing activities	(136,571)	539,849

Net change in cash and cash equivalents	(103,641)	57,530

Cash and cash equivalents at the beginning of period	106,348	32,034

Cash and cash equivalents at the end of period	$2,707	$89,564

Supplemental disclosures of cash flow information:
Cash paid for interest	$52,004	$47,571
Cash paid for taxes	$1,338	$2,191

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$-	$500,000
Note payable issued for business acquisition	$-	$100,000

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Common shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681	-	500,000
Net income for the 3 months ended March 31, 2019				19,676	19,676

Balance, March 31, 2019	47,284,689	$47,285	$2,569,249	$(1,296,231)	$1,320,303

Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net income for the 3 months ended March 31, 2020				222,506	222,506

Balance, March 31, 2020	47,284,689	$47,285	$2,569,249	$(881,221)	$1,735,313

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2019 audited financial statements.  The results of operations for the periods ended March 31, 2020 and March 31, 2019 are not necessarily indicative of the operating results for the full years.

COVID-19

In the first quarter of 2020 the Company was affected by COVID-19. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and reduction of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. We reiterate that COVID 19 has affected our results of operations and the first quarter 2020 financial results are not necessarily indicative of the annual 2020 results.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2019.

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2020 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on weighted average method) Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 20% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2020

(unaudited)

Inventory Type	March 31, 2020	December 31, 2019
Finished goods	$3,892,860	$4,069,035
Raw materials	-	-
Work-in-progress		-
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$3,161,668	$3,337,843

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that would have been included in the fully diluted earnings per share for the three and 3 month periods ended March 31, 2020 and 2019, respectively.

NOTE 3 – STOCK TRANSACTIONS

In the first quarter of 2019, the Company issued 5,319,149 shares of common stock as part of the acquisition of F&S Distributors, Inc. that were valued at $500,000.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2020

(unaudited)

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2020

(unaudited)

NOTE 5 – SUBSEQUENT EVENTS

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

MARCH 31, 2020

(unaudited)

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

Loss on Theft

In the first quarter of 2020, the Company was subjected to a fraudulent request for refund from an individual posing as a customer. The Company honored the refund request, but soon discovered the request was fraudulent. The Company had an initial loss of $92,435 and received $82,435 in the second quarter of 2020 from a claim with its insurance company. The net loss of $10,000 was recorded in other expense in the consolidated statement of operations for the 3 months ended March 31, 2020.

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

Results of Operations

Comparison for the three months ended March 31, 2020 and 2019

Net Revenue

Net revenue increased by approximately $145,216, or 6.5%, from $2,250,438 for the three months ended March 31, 2019 to $2,395,654 for the three months ended March 31, 2020. This increase was due primarily to the fact that, in 2020, the Company recorded a full quarter of sales related to its Feb 2019 acquisition of F&S Distributors, Inc., whereas in 2019 the acquisition was made mid-quarter.

Total Cost of Sales

Cost of sales decreased by $36,768 or 2.3%, from $1,611,287 for the three months ended March 31, 2019 to $1,574,519 for the three months ended March 31, 2020. This decrease was due primarily to more efficient purchasing and realization of some economies of scale related to the February 2019 acquisition of F&S Distributors, Inc.

Gross profit

Gross profit increased by $181,984 or 28.5%, from $639,151 for the three months ended March 31, 2019 to $821,135 for the three months ended March 31, 2020. This increase was due primarily to a profit margin improvement on o-rings and rubber product sales from 31% for the three months ended March 31, 2019 to 36% for the three months ended March 31, 2020. The profit margin improvement was due to reduced freight expenses resulting from increased purchasing efficiency coupled with the realization of economies of scale related to the February 2019 acquisition of F&S Distributors, Inc.

Operating income

Operating income increased by $307,757, from $70,018 for the three months ended March 31, 2019 to $377,775 for the three months ended March 31, 2020. This increase can be explained by the above explained increases in net revenue and gross profit, coupled with a decrease of $125,773 in operating expenses. The reduction in operating expenses is explained by a reduction in legal and professional fees associated with the February 2019 purchase of F&S Distributors, Inc., a reduction of $25,000 in administrative payroll paid to a former executive of F&S Distributors, Inc. and a reduction in R&D expenses of $30,000.

Other expense

Other expense increased from $41,571 for the three months ended March 31, 2019 to $59,022 for the three months ended March 31, 2020. This increase was primarily due to a loss on theft of $10,000 when the Company was defrauded by an individual posing as a customer and the Company mistakenly granted a fraudulent request to return an overpayment.

Net Income

As a result of the above factors, the Company showed a net income of $19,676 for the three months ended March 31, 2019, as compared to a net income of $222,506 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable, CARES ACT loans and cash generated from operations.

On March 31, 2020, we had cash and cash equivalents of $2,707 as compared to approximately $106,348 as of December 31, 2019, representing a decrease of $103,641. This decrease can be explained by net cash provided by operating activities of $32,930 primarily attributed to net income of $222,506, a decrease in inventory of $176,175 offset by a decrease in accounts payable and accrued interest payable of $259,587. This was offset by net cash used in financing activities of $136,571 attributed to the Company’s business acquisition and net cash provided by financing activities which was primarily due to a paydown on notes payable of $147,119, a paydown of $68,248 on related party notes payable, offset by increased borrowing on the asset-based line of credit of $78,796. On March 31, 2020, our working capital was approximately $2,582,817.

The cash flow from operating activities increased from net cash used of $202,319 for the quarter ended March 31, 2019 to net cash provided of $32,930 for the quarter ended March 31, 2020. This increase of $235,249 is primarily attributed to an increase in receivable collections offset by an increase in paydown of accounts payable.

The cash flow from investing activities decreased from cash used of $280,000 for the quarter ended March 31, 2019 to $0 for the quarter ended March 31, 2020. This decrease is attributed to the fact that the Company made a business acquisition in February of 2019 and did not have any such acquisition activity in the first quarter of 2020.

The cash flow from financing activities decreased from net cash provided of $539,849 for the quarter ended March 31, 2019 to net cash used of $136,571 for the quarter ended March 31, 2020. This decrease is primarily attributed to a reduction of borrowing on asset-based line of credit which totaled 487,381 in the first quarter of 2019 coupled with increased paydowns on notes payable and related party notes payable.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years. As of March 31, 2020 the Company had a balance of $1,638,794 outstanding on the note.

The Company currently also utilizes an asset-based line of credit from a New York-based asset-based lender. The Company was authorized for a line of $2,500,000 and currently pays 7% per annum in interest. As of March 31, 2020 the Company had a balance of $1,033,053 outstanding on the asset-based line.

The Company being in arrears on its public company reporting requirements may be considered a covenant breach by the lender.

In the second quarter of 2020, the Company bolstered its financing with COVID-19 incentives related to the CARES Act and obtained an Economic Injury Disaster loan from the SBA for $150,000. This loan has a 30-year term at a fixed interest rate of 3.75%. Additionally, the Company took a Paycheck Protection Program loan in the amount of $326,100. The PPP loan is at 1% with a term of 2 years and is eligible for forgiveness.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2019, the Company had no uncertain tax positions.

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.…).

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of March 31, 2020 were fully vested and therefore, no compensation expense was recorded in the quarters ended March 31, 2020 or 2019.

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2020 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2020:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 5, 2021

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 5, 2021