Form 10-Q
period 2020-06-30
STERLING CONSOLIDATED Corp
filed 2021-05-04
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of April 27, 2021 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCQB

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$45,827	$106,348
Account receivable, net	1,272,756	1,384,439
Inventory, net	2,944,326	3,337,843
Notes receivable and other current assets	127,508	63,582

Total current assets	4,390,417	4,892,212

Property and equipment, net	1,475,771	1,536,519
Intangible assets, net	101,784	105,284
Deferred tax asset	385,344	374,193

Total assets	$6,353,316	$6,908,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$876,320	$1,341,865
Asset-based line of credit	853,470	1,044,386
Other liabilities	5,330	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	258,477	138,257
Total current liabilities	2,046,299	2,582,540

Other liabilities
Long-term notes payable, related parties	962,253	1,193,686
Long-term notes payable	1,855,271	1,619,175
Total other liabilities	2,817,524	2,812,861

Total liabilities	4,863,823	5,395,401

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(1,127,041)	(1,103,727)
Total stockholders' equity	1,489,493	1,512,807
Total liabilities and stockholders' equity	$6,353,316	$6,908,208

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES CONSOLIDATED
STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended,
	2020	2019	2020	2019
Revenues
O-rings and rubber product sales	$2,112,057	2,022,107	$4,476,530	$4,239,815
Freight services	45,416	41,356	76,597	74,086
Total revenues	2,157,473	$2,063,463	4,553,127	4,313,901

Cost of sales
Cost of goods	1,932,632	1,689,017	3,441,246	3,220,119
Cost of services	65,039	64,623	130,944	144,808
Total cost of sales	1,997,671	1,753,640	3,572,190	3,364,927

Gross profit	159,802	309,823	980,937	948,974

Operating expenses
Sales and marketing	15,900	(144)	91,257	84,750
General and administrative	457,874	384,548	825,877	838,787
Research and development	-	-	-	30,000
Total operating expenses	473,774	384,404	917,134	953,537

Operating income (loss)	(313,972)	(74,581)	63,803	(4,563)

Other income (expense)
Other	2,981	(4,794)	5,963	1,206
Loss on theft	-	-	(10,000)	-
Interest expense	(41,331)	(32,968)	(93,335)	(80,539)
Total other expense	(38,350)	(37,762)	(97,372)	(79,333)

Loss before provision for income taxes	(352,322)	(112,343)	(33,569)	(83,896)

(Benefit from) income taxes	(106,502)	(31,945)	(10,255)	(23,174)

Net loss	$(245,820)	$(80,398)	$(23,314)	$(60,722)

Net loss per share of common stock:
Basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	47,284,689	47,284,689	47,284,689	45,760,356

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-
	Shares	Amount	in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net income for the 6 months ended June 30, 2020				(23,314)	(23,314)

Balance, June 30, 2020	47,284,689	$47,285	$2,569,249	$(1,127,041)	$1,489,493

Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681		500,000
Net income for the 6 months ended June 30, 2019				(60,722)	(60,722)

Balance, June 30, 2019	47,284,689	$47,285	$2,569,249	$(1,376,629)	$1,239,905

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30
	2020	2019
Cash flows from operating activities
Net loss	$(23,314)	$(60,722)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,248	69,558
Changes in operating assets and liabilities:
Accounts receivable	111,683	(318,723)
Inventory	393,517	19,804
Prepaids and other current assets	(63,926)	(5,945)
Deferred tax asset	(11,151)	(24,330)
Accounts payable and accrued interest payable	(465,545)	307,976
Other liabilities	-	999
Net cash provided by (used in) operating activities	5,512	(11,383)

Cash flows from investing activities
Net cash paid for acquisition of business	-	(280,000)

Net cash used in investing activities	-	(280,000)

Cash flows from financing activities
(Paydown) borrowing on asset-based line of credit	(190,916)	332,826
Net borrowing on notes payable	356,316	-
Net paydown on related party note	(231,433)	(69,394)
Net cash provided by (used in) financing activities	(66,033)	263,432

Net change in cash and cash equivalents	(60,521)	(27,951)

Cash and cash equivalents at the beginning of period	106,348	32,034

Cash and cash equivalents at the end of period	$45,827	$4,083

Supplemental disclosures of cash flow information:
Cash paid for interest	$93,335	$80,539
Cash paid for taxes	$1,338	$2,191

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$-	$500,000
Note payable issued for business acquisition	$-	$100,000

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements.  The results of operations for the periods ended June 30, 2020 and June 30, 2019 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2020.

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected. The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2020 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on weighted average method) or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 20% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2020

(unaudited)

Inventory Type	June 30, 2020	December 31, 2019
Finished goods	$3,673,820	$4,069,035
Raw materials	-	-
Work-in-progress	1,698	-
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$2,944,326	$3,337,843

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and 10,800,000 stock options that would have been included in the fully diluted earnings per share for the three and six month periods ended June 30, 2020 and 2019, respectively.

NOTE 3 – STOCK TRANSACTIONS

In the first quarter of 2019, the Company issued 5,319,149 shares of common stock as part of the acquisition of F&S Distributors, Inc. that were valued at $500,000.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2020

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2020

(unaudited)

NOTE 5 – DEBT TRANSACTIONS

COVID-19

In the first quarter of 2020 the Company was affected by COVID-19. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and reduction of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. We reiterate that COVID 19 has affected our results of operations and the second quarter 2020 financial results are not necessarily indicative of the annual 2020 results.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2020

(unaudited)

NOTE 5 – DEBT TRANSACTIONS, continued

COVID-19 related financing, continued

PPP Note, continued

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

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 28, 2022 through the maturity date of May 28, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

JUNE 30, 2020

(unaudited)

NOTE 6 – SUBSEQUENT EVENTS

Closure of Florida Operations and Sale of Property

In the first quarter of 2020, the Company closed down its Florida operations and consolidated the sales accounts with its New Jersey based sales force based out of the Company’s headquarters in Neptune, New Jersey. The Company owned the Florida property unencumbered and sold the property for $712,500 on March 30, 2021. The closure was an effort to reduce costs and consolidate operations and was not related to COVID-19.

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

Results of Operations

Comparison for the three months ended June 30, 2020 and 2019

Net Revenue

Net revenue increased by approximately $94,010 or approximately 5%, from $2,063,463 for the three months ended June 30, 2019 to $2,157,473 for the three months ended June 30, 2020. This increase was due primarily to residual purchase orders made toward the end of the first quarter 2020 offset by diminished sales toward the latter half of the second quarter due to the effects of COVID 19 on the world supply chain.

Total Cost of Sales

Cost of sales increased by approximately $244,031 or approximately 14%, from $1,753,640 for the three months ended June 30, 2019 to $1,997,671 for the three months ended June 30, 2020. This increase was primarily due to COVID 19 related inefficiencies.

Gross profit

Gross profit decreased by $150,021 or approximately 48%, from $309,823 for the three months ended June 30, 2020 to $159,802 for the three months ended June 30, 2020. This decrease was due primarily to the aforementioned increase in cost of sales.,

Net Income

As a result of the above factors, the Company showed a net loss of $245,820 for the three months ended June 30, 2020, as compared to a net loss of $80,398 for the three months ended June 30, 2019. This increased loss of $165,422 or approximately 206% is primarily attributed to the aforementioned factors that affected cost of sales coupled with an increase in general and administrative costs of $73,326 due to increased headcount.

Comparison for the six months ended June 30, 2020 and 2019

Net Revenue

Net revenue increased by approximately $239,226 or approximately 6%, from $4,313,901 for the six months ended June 30, 2019 to $4,553,127 for the six months ended June 30, 2020. This increase was due primarily due to robust sales in the first quarter of 2020 that trended lower in the 2nd quarter 2020 due to the effects of COVID 19 on the world supply chain.

Total Cost of Sales

Cost of sales increased by approximately $207,263 or approximately 6%, from $3,364,927 for the six months ended June 30, 2019 to $3,572,190 for the six months ended June 30, 2020. This increase is commensurate with the increase in net revenue.

Gross profit

Gross profit increased by $31,693 or approximately 3%, from $948,974 for the six months ended June 30, 2019 to $980,937 for the six months ended June 30, 2020. This increase was due primarily to robust sales and profit in the 1st quarter of 2020 offset by a sales slowdown in the 2nd quarter of 2020 due to the effects of COVID 19.

Net Income

As a result of the above factors, the Company showed a net loss of $23,314 for the six months ended June 30, 2020, as compared to a net loss of $60,722 for the six months ended June 30, 2019. This decreased loss of $37,408 or approximately 62% is primarily attributed to the robust sales and profitability in the 1st quarter of 2020.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On June 30, 2020, we had cash and cash equivalents of approximately $45,827 as compared to approximately $106,348 as of December 31, 2019, representing a decrease of $60,521. This decrease can be explained by cash provided by operating activities of $5,512 primarily attributed to a decrease in inventory of $393,517, decrease of accounts receivable of $ 111,683, offset by a decrease in accounts payable and accrued interest payable of $465,545. This was offset by net cash used in financing activities of $66,033 attributed to paydown of notes payable related party of $231,433 and the asset-based line of credit of $190,916, offset by a net increase in notes payable primarily attributed to CARES Act incentive loans.

The cash flow used in operating activities increased from net cash used of $11,383 for the six months ended June 30, 2019 to net cash provided of $5,512 for the six months ended June 30, 2020. This increase of $16,895 is primarily attributed to a decreased net loss.

The cash flow from investing activities decreased from cash used of $280,000 for the quarter ended June 30, 2019 to net cash used of $0 for the quarter ended June 30, 2020. This decrease is explained by the Company’s February 2019 business acquisition compared to no 2020 business acquisition activity.

The cash flow from financing activities decreased from net cash provided of $263,432 for the quarter ended June 30, 2019 to net cash used of $66,033 for the quarter ended June 30, 2020. This decrease is primarily attributed to a repayment of borrowings on asset-based line of credit and related party note in the amount of $190,916 and 231,433 respectively.

Debt Transactions

Asset Based Loan

The Company refinanced its debt in 2018 with a New York asset based lender and there is currently an outstanding balance of $853,470. The line of credit calls for a variable interest rate at market rates for the ABL industry.

Mortgage Note

The Company obtained a mortgage on its Neptune, NJ headquarters in the 4th quarter of 2019, offset by a pay down of a portion of its related party note and asset-based line of credit. The mortgage payable is due in monthly installments of principal and interest. Interest is charged at a fixed rate of 5.00%. The mortgage is secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in November of 2024.

COVID-19 related financing:

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

Under the terms of the EIDL Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the EIDL Note is 30 years, though it may be payable sooner upon an event of default under the EIDL Note. Under the EIDL Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on May 28, 2022 through the maturity date of May 28, 2050. The EIDL Note may be prepaid in part or in full, at any time, without penalty.

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

Revenue recognition

The Company recognizes revenue based on Account Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, and all of the related amendments (“new revenue standard”). In the case of Sterling, revenue is recognized only when control of the product passes to the customer or the service is provided and is recognized at an amount that reflects the consideration expected to be received in exchange for such goods or services. The new revenue standard does not materially change this calculation method. For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 606. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of June 30, 2020 were fully vested and therefore, no compensation expense was recorded in the quarter ended June 30, 2020.

Recent Accounting Pronouncements

The Company’s management has considered all recent accounting pronouncements. Management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

The Company has declared a dividend of its proprietary cryptocurrency, DIMO, that is yet to be distributed. As there is currently no market for the cryptocurrency, the Company has valued the dividend at $0.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2020:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9

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

Dated: May 4, 2021

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 4, 2021