Form 10-Q
period 2020-09-30
STERLING CONSOLIDATED Corp
filed 2021-06-15
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of June 6, 2021 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCQB

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$120,309	$106,348
Account receivable, net	1,291,397	1,384,439
Inventory, net	3,057,371	3,337,843
Notes receivable and other current assets	127,507	63,582

Total current assets	4,596,584	4,892,212

Property and equipment, net	1,451,148	1,536,519
Intangible assets, net	101,784	105,284
Deferred tax asset	300,617	374,193

Total assets	$6,450,133	$6,908,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$561,781	$1,341,865
Asset-based line of credit	1,137,151	1,044,386
Other liabilities	5,330	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	258,519	138,257
Total current liabilities	2,015,483	2,582,540

Other liabilities
Long-term notes payable, related parties	897,966	1,193,686
Long-term notes payable	1,848,296	1,619,175
Total other liabilities	2,746,262	2,812,861

Total liabilities	4,761,745	5,395,401

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of September 30, 2020 and December 31, 2019.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(928,146)	(1,103,727)
Total stockholders' equity	1,688,388	1,512,807

Total liabilities and stockholders' equity	$6,450,133	$6,908,208

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
O-rings and rubber product sales	$2,133,405	2,529,152	$6,609,935	$6,768,967
Freight services	56,993	71,622	133,590	145,708
Total revenues	2,190,398	$2,600,774	6,743,525	6,914,675

Cost of sales
Cost of goods	1,337,028	1,886,817	4,778,274	5,106,936
Cost of services	54,789	115,691	185,733	260,499
Total cost of sales	1,391,817	2,002,508	4,964,007	5,367,435

Gross profit	798,581	598,266	1,779,518	1,547,240

Operating expenses
Sales and marketing	137,270	24,500	228,527	109,250
General and administrative	335,426	451,985	1,161,303	1,290,772
Research and development	-	-	-	30,000
Total operating expenses	472,696	476,485	1,389,830	1,430,022

Operating income	325,885	121,781	389,688	117,218

Other income (expense)
Other	2,982	-	8,945	1,206
Loss on theft	-	-	(10,000)	-
Interest expense	(41,588)	(56,288)	(134,923)	(136,827)
Total other expense	(38,606)	(56,288)	(135,978)	(135,621)

Income (loss) before provision for income taxes	287,279	65,493	253,710	(18,403)

Provision (benefit) for income taxes	88,384	17,837	78,129	(5,337)

Net income (loss)	$198,895	$47,656	$175,581	$(13,066)

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$0.00	$0.00	$(0.00)

Weighted average number of shares outstanding
Basic and diluted	47,284,689	47,284,689	47,284,689	46,274,051

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-
	Shares	Amount	in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net income for the 9 months ended September 30, 2020				175,581	175,581

Balance, September 30, 2020	47,284,689	$47,285	$2,569,249	$(928,146)	$1,688,388

Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681		500,000
Net loss for the 9 months ended September 30, 2019				(13,066)	(13,066)

Balance, September 30, 2019	47,284,689	$47,285	$2,569,249	$(1,328,973)	$1,287,561

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30
	2020	2019
Cash flows from operating activities
Net income (loss)	$175,581	$(13,066)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,871	104,252
Changes in operating assets and liabilities:
Accounts receivable	93,042	(378,024)
Inventory	280,472	67,521
Prepaids and other current assets	(63,925)	(17,165)
Deferred tax asset	73,576	(41,019)
Accounts payable and accrued interest payable	(780,084)	379,501
Other liabilities	-	999
Net cash (used in) provided by operating activities	(132,467)	102,999

Cash flows from investing activities
Net cash paid for acquisition of business	-	(280,000)

Net cash used in investing activities	-	(280,000)

Cash flows from financing activities
Borrowing on asset-based line of credit	92,765	419,919
Net borrowing on notes payable	349,383	-
Net paydown on related party note	(295,720)	(157,348)
Net cash provided by financing activities	146,428	262,571

Net change in cash and cash equivalents	13,961	85,570

Cash and cash equivalents at the beginning of period	106,348	32,034

Cash and cash equivalents at the end of period	$120,309	$117,604

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,923	$136,827
Cash paid for taxes	$1,338	$2,191

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$-	$500,000
Note payable issued for business acquisition	$-	$100,000

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements.  The results of operations for the periods ended September 30, 2020 and September 30, 2019 are not necessarily indicative of the operating results for the full years.

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

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2020

(unaudited)

Inventory Type	September 30, 2020	December 31, 2019
Finished goods	$3,786,865	$4,069,035
Raw materials	-	-
Work-in-progress	1,698	-
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$3,057,371	$3,337,843

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and 10,800,000 stock options that would have been included in the fully diluted earnings per share for the three and nine month periods ended September 30, 2020 and 2019, respectively.

NOTE 3 – STOCK TRANSACTIONS

In the first quarter of 2019, the Company issued 5,319,149 shares of common stock as part of the acquisition of F&S Distributors, Inc. that were valued at $500,000.

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

COVID-19 related financing

PPP Note

On April 21, 2020, Sterling Seal & Supply, Inc. (“Sterling Seal”), a wholly owned subsidiary of Sterling Consolidated Corp. (the “Company”), received loan proceeds in the amount of approximately $326,100 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note (the “PPP Note”) issued by Sterling Seal, dated April 21, 2020, in the principal amount of $326,100 with TrustBank (the “Lender”),

Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first nine months. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP Loan is not forgiven under the PPP, Sterling Seal will be obligated to make equal monthly payments of principal and interest beginning after a six-month deferral period provided in the PPP Note and through April 21, 2022.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

Results of Operations

Comparison for the three months ended September 30, 2020 and 2019

Net Revenue

Net revenue decreased by approximately $410,376 or approximately 16%, from $2,600,774 for the three months ended September 30, 2019 to $2,190,398 for the three months ended September 30, 2020. This decrease was due primarily to reduced sales activity related to an economic slowdown across the industrial sector related to COVID 19.

Total Cost of Sales

Cost of sales decreased by approximately $610,690 or approximately 30%, from $2,002,507 for the three months ended September 30, 2019 to $1,391,817 for the three months ended September 30, 2020. This decrease was a combination of the above mentioned decreased sales activity and reduced warehouse headcount.

Gross Profit

Gross profit increased by $200,315 or approximately 33%, from $598,266 for the three months ended September 30, 2019 to $798,581 for the three months ended September 30, 2020. This increase was due primarily to the above described cost reductions in cost of sales.

Net Income

As a result of the above factors, the Company showed net income of $198,895 for the three months ended September 30, 2020, as compared to net income of $47,656 for the three months ended September 30, 2019. This increased income of $151,239 or approximately 317% is primarily attributed to the aforementioned factors that affected cost of sales.

Comparison for the nine months ended September 30, 2020 and 2019

Net Revenue

Net revenue decreased by approximately $171,150 or approximately 2%, from $6,914,675 for the nine months ended September 30, 2019 to $6,743,525 for the nine months ended September 30, 2020. This decrease was due to a reduction of sales in 2020 due to COVID 19 offset by the fact that for the 9 months ended September 30, 2019, revenues included only 6.5 months of activity from the Company’s February 2019 acquisition of F&S Distributors, Inc.

Total Cost of Sales

Cost of sales decreased by approximately $403,428 or approximately 8%, from $5,367,435 for the nine months ended September 30, 2019 to $4,964,007 for the nine months ended September 30, 2020. This decrease is primarily attributed to a decrease in warehouse headcount.

Gross profit

Gross profit increased by $232,278 or approximately 15%, from $1,547,240 for the nine months ended September 30, 2019 to $1,779,518 for the nine months ended September 30, 2020. This increase was due primarily to the above described cost reductions in cost of sales.

Net Income

As a result of the above factors, the Company showed net income of $175,581 for the nine months ended September 30, 2020, as compared to a net loss of $13,066 for the nine months ended September 30, 2019. This increase of $188,647 or approximately 1,444% is primarily attributed to 2020 reductions in cost of sales related to COVID 19 due to reduced warehouse headcount, while simultaneously maintaining sales revenues in 2020 relatively close to 2019 levels.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On September 30, 2020, we had cash and cash equivalents of approximately $120,309 as compared to approximately $106,348 as of December 31, 2019, representing an increase of $13,961. This increase can be explained by cash used in operating activities of $132,468 primarily attributed to a decrease in accounts payable and accrued interest payable of $780,084 offset by a decrease in inventory of $280,472 and net income of $175,581. This was offset by net cash provided by financing activities of $146,828 attributed to net borrowings on notes payable of $349,383 and the asset-based line of credit of $92,765, offset by a decrease in notes payable related party of $295,720.

The cash flow used in operating activities decreased from net cash provided by $102,999 for the nine months ended September 30, 2019 to net cash used in $132,467 for the nine months ended September 30, 2020. This decrease of $235,467 is primarily attributed to an increased paydown of payables offset by a lesser increase in collection of accounts receivable.

The cash flow from investing activities increased from cash used of $280,000 for the quarter ended September 30, 2019 to net cash used of $0 for the quarter ended September 30, 2020. This decrease is explained by the Company’s February 2019 business acquisition compared to no 2020 business acquisition activity.

The cash flow from financing activities decreased from net cash provided of $262,571 for the quarter ended September 30, 2019 to net cash provided of $146,428 for the quarter ended September 30, 2020. This decrease is primarily attributed to increased paydown of the related party note payable.

Debt Transactions

Asset Based Loan

The Company refinanced its debt in 2018 with a New York asset based lender and there is currently an outstanding balance of $1,137,151. The line of credit calls for a variable interest rate at market rates for the ABL industry.

Mortgage Note

The Company obtained a mortgage on its Neptune, NJ headquarters in the 4th quarter of 2019. The mortgage payable is due in monthly installments of principal and interest. Interest is charged at a fixed rate of 5.00%. The mortgage is secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in November of 2024. As of

COVID-19 related financing:

PPP Note

On April 21, 2020, Sterling Seal & Supply, Inc. (“Sterling Seal”), a wholly owned subsidiary of Sterling Consolidated Corp. (the “Company”), received loan proceeds in the amount of approximately $326,100 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note (the “PPP Note”) issued by Sterling Seal, dated April 21, 2020, in the principal amount of $326,100 with TrustBank (the “Lender”),

Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first nine months. The term of the PPP Note is two years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP Loan is not forgiven under the PPP, Sterling Seal will be obligated to make equal monthly payments of principal and interest beginning after a six-month deferral period provided in the PPP Note and through April 21, 2022.

The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed. Under the PPP, Sterling Seal may apply for forgiveness for all or a part of the PPP Loan. The amount of PPP Loan proceeds eligible for forgiveness is based on a formula that takes into account a number of factors, including: (i) the amount of PPP Loan proceeds that are used by Sterling Seal during the eight-week period after the PPP Loan origination date for certain specified purposes including payroll costs, interest on certain mortgage obligations, rent payments on certain leases, and certain qualified utility payments, provided that at least 75% of the PPP Loan amount is used for eligible payroll costs; (ii) Sterling Seal maintaining or rehiring employees, and maintaining salaries at certain levels; and (iii) other factors established by the SBA. Subject to the other requirements and limitations on PPP Loan forgiveness, only that portion of the PPP Loan proceeds spent on payroll and other eligible costs during the covered eight-week period will qualify for forgiveness. The PPP loan was forgiven in full in the second quarter of 2021.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of September 30, 2020 were fully vested and therefore, no compensation expense was recorded in the quarter ended September 30, 2020.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2020:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 14, 2021

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: June 14, 2021