Form 10-K
period 2020-12-31
STERLING CONSOLIDATED Corp
filed 2021-09-24
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Yes ☐   No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates (7,383,540) computed by reference to the price at which the common equity was last sold ($0.05), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020): $369,177.

As of September 24, 2021, the registrant had 47,284,689 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

We currently have an estimated 3,000 customers with an average order of approximately $309 per order. As a result, in order to be able to meet customer expectations, we must carry a large inventory (up to $3.8 million) compared to our annual sales which are approximately $8.8 million. We currently inventory approximately 14,000 different SKUs in 28,000 square feet in our warehouse in Neptune, NJ.

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

Employees

As of September 24, 2021 we have 26 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

Approximate Number of Equity Security Holders

As of September 24, 2021, 2020, there were approximately 57 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2020.  The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

Results of Operations

Comparison of the year ended December 31, 2020 and 2019

Revenues

For the years ended December 31, 2020 and 2019 we generated revenues of $8,814,102 and $9,598,637, respectively. This represents a decrease of $784,535 or 8.2%. This decrease is primarily attributed to effects of the COVID 19 pandemic. The Company does not expect this trend to continue.

Total Cost of Sales

For the years ended December 31, 2020 and 2019 our overall cost of sales was $6,779,406 and $7,363,801, respectively. This represents an decrease of $584,395 or 7.9%. This decrease is primarily explained by a commensurate decrease in sales.

Gross profit

For the years ended December 31, 2020 and 2019 our gross profit was $2,034,696 and $2,334,836, respectively. This represents a decrease of $200,140 or 9.0%. This decrease can be attributed to a commensurate decrease in Sales and Cost of Sales.

Operating Expenses

For the years ended December 31, 2020 and 2019 we incurred operating expenses of $1,896,073 and $1,802,453, respectively. This represents an increase of $93,620 or 5.2%. This increase is explained by an increase of $162,554 in sales and marketing expenses related to increased sales and marketing headcount; offset by a decrease in general and administrative costs of $42,934 due to reduced headcount; and a decrease in R&D of $26,000 due to reduced activity on the Company’s Blockchain endeavor during the COVID-19 pandemic.

Other Income/(expense)

For the years ended December 31, 2020 and 2019 the Company realized other expense of ($160,963) and ($216,747), respectively. This represents an increase of $55,784 or 25.7%. This increase is primarily attributed to decreased interest expense due reduction of the Company’s asset-based line of credit.

Net Income/(Loss)

As a result of the above factors, our net loss was ($75,279) for the year ended December 31, 2020, as compared to a net income of $212,180 for the year ended December 31, 2019. This is primarily explained by the decrease in sales during the COVID-19 pandemic reducing gross profit, whereby the Company’s fixed costs remained relatively static during this time period.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2020, we had cash and cash equivalents of $171,818 as compared to $106,348 as of December 31, 2019, representing an increase of $65,470. This increase can be explained by net cash used in operating activities of $317,889; net cash used in investing activities of $0; and net cash used by financing activities of $252,419. At December 31, 2020 and 2019, our working capital was approximately $2,160,928 and $2,309,672 respectively.

The cash flows from operating activities increased from net cash used in $85,962 for the year ended December 31, 2019 to net cash provided of $317,889 for the year ended December 31, 2020. This increase of $403,851 is primarily attributed to increased collections of accounts receivable coupled with reduction of existing inventory.

The cash flows from investing activities reflects a decrease of capital spending from net cash used of $380,000 for the year ended December 31, 2019 to net cash used of $0 for the year ended December 31, 2020. This increase can be explained by the 2019 acquisition of F&S Distributors, Inc..

The cash flow from financing activities decreased from net cash provided by of $540,276 for the year ended December 31, 2019 to net cash used of $252,419 for the year ended December 31, 2020. This decrease is primarily attributed to the fact that the Company obtained a mortgage on its Neptune, NJ headquarters in the 4th quarter of 2019, offset by a pay down of $444,612 on its related party note and $147,473 on its asset-based line of credit. This was further offset by CARES Act financing obtained in the amount of $476,100.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years.

The Company currently also utilizes an asset-based line of credit from a New York-based asset-based lender. The Company was authorized for a line of $2,500,000 and currently pays 7% per annum in interest. As of December 31, 2020 the Company had a balance of $896,913 outstanding on the asset-based line.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31,2020 and 2019, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2020 and 2019 and 2018 are subject to federal and state tax examination under the current statutes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2020:

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of  16, 2020. Our Executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	79	Chairman of the Board
Darren DeRosa	47	Chief Executive Officer
Scott Chichester	51	Chief Financial Officer

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

Other directorships held during the last 5 years:  Global X Funds (2008-2018) (ETF fund complex); 52 funds; ARK Investment Trust (ETF Fund Complex) (2014 – present) 8 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014);

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2020, and 2019 in all capacities. Our named executive officers for 2020 and 2019 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Darren DeRosa, Chief Executive Officer	2020	$152,884	0	0	0	0	0	0	$152,884
	2019	$150,000	0	0	0	0	0	0	$150,000
Scott Chichester, Chief Financial Officer	2020	$26,954	0	0	0	0	0	0	$26,954
	2019	$36,054	0	0	0	0	0	0	$36,054
Angelo DeRosa,Chairman of the Board*	2020	$51,923	0	0	0	0	0	0	$51,923
	2019	$0	0	0	0	0	0	0	$0

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

*Scott Chichester, CFO is the beneficial owner of Madison Park Advisors.

** Exercised in 2018.

Compensation of Directors

The following table provides information for 2020 and 2019 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2020 and 2019. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and Principal Position	Year	Fees Earned ($)	Stock Awards ($)	All Other Compensation ($)	Totals ($)
Angelo DeRosa,	2020	$0	0	0	$0
Chairman of the Board	2019	$0	0	0	$0
Darren DeRosa,	2020	$0	0	0	$0
Director	2019	$0	0	0	$0
Scott Chichester,	2020	$0	0	0	$0
Director	2019	$0	0	0	$0

Employment Agreements

Currently, the CFO, Scott Chichester is under an employment agreement and is compensated at the rate of $58,400 per year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of September 24, 2021, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned		Percent of Class (1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,702,759	(5)	35.32%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,260,000	(6)	34.39%

Scott R. Chichester (4) 99 Wall St., Suite 4700 New York, NY 10005	1,027,000		2.17%

All Executive Officers and Directors as a group (4 persons)	33,989,759		71.81%

(1)	Based on 47,284,689 shares of common stock outstanding as of September 24, 2021.

(2)	Angelo DeRosa is the Chairman of the Board of the Company.

(3)	Darren DeRosa is the Chief Executive Officer of the Company and a Director.

(4)	Scott Chichester is the Chief Financial Officer of the Company and a Director.

(5)	Includes 16,432,759 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.

(6)	Includes 15,990,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged since January 1, 2013:

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2019, the Company accrued interest of $45,719, paid $566,233, leaving an ending balance on the note of $1,246,388. For the year ended December 31, 2020, the Company accrued interest of $31,778 and made cash repayments of $476,390 on the related party note, leaving an ending balance on the note of $801,776.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed approximately $25,000 and $25,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $9,000, and $9,000 in fees billed for audit related services for the years ended December 31, 2020 and 2019, respectively.

Tax Fees

For the Company’s fiscal years ended December 31, 2020 and 2019, we were billed $0 and $0, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

Date: September 24, 2021	STERLING CONSOLIDATED CORP.

	By:	/s/ Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	September 24, 2021
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	September 24, 2021
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	September 24, 2021
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2020 and 2019

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sterling Consolidated Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Tax Assets

As discussed in notes 2 and 12 to the consolidated financial statements, as at December 31, 2020 the Company recorded deferred tax assets of $325,807 relating to tax losses incurred in certain jurisdictions and temporary differences. The Company has determined it is more likely than not that some portion of the deferred tax asset will not be realized.

The principal considerations for our determination that performing procedures relating to the deferred tax asset and valuation allowance is a critical audit matter are the significant judgement by management in determining the valuation allowance, this in turn led to significant auditor judgement in performing procedures and evaluating audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinions on the financial statements. These procedures included 1) testing the tax reconciliation to the annual corporate tax filings, 2) evaluating the appropriateness and consistency of management’s methods and assumptions used in identification, recognition, measurement and disclosure of the income tax net operating loss deferred asset and valuation allowance and 3) evaluating the reasonableness of management’s estimates by considering how tax law, including statutes and regulations impacted management’s judgement.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Red Bank, NJ

September 24, 2021

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$171,818	$106,348
Account receivable, net	1,177,928	1,384,439
Inventory, net	3,045,718	3,337,843
Notes receivable and other current assets	20,847	63,582
Total current assets	4,416,311	4,892,212

Property and equipment, net	1,448,071	1,536,519
Intangible assets, net	91,284	105,284
Deferred tax asset	325,807	374,193

Total assets	$6,281,473	$6,908,208

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$1,042,828	$1,341,865
Asset-based line of credit	896,913	1,044,386
Other liabilities	5,330	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	257,610	138,257
Total current liabilities	2,255,383	2,582,540

Other liabilities
Long-term notes payable, related party	749,074	1,193,686
Long-term notes payable	1,839,488	1,619,175
Total other liabilities	2,588,562	2,812,861

Total liabilities	4,843,945	5,395,401

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of December 31, 2020 and December 31, 2019.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(1,179,006)	(1,103,727)
Total stockholders' equity	1,437,528	1,512,807

Total liabilities and stockholders' equity	$6,281,473	$6,908,208

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019
Revenues
O-rings and rubber product sales	$8,618,587	$9,407,123
Freight services	195,515	191,514
Total revenues	8,814,102	9,598,637

Cost of sales
Cost of goods	6,533,963	7,061,562
Cost of services	245,443	302,239
Total cost of sales	6,779,406	7,363,801

Gross profit	2,034,696	2,234,836

Operating expenses
Sales and marketing	317,804	155,250
General and administrative	1,578,269	1,621,203
Research and development	-	26,000
Total operating expenses	1,896,073	1,802,453

Operating income	138,623	432,383

Other income (expense)
Other	11,928	(22,456)
Loss on theft	(10,000)	-
Interest expense	(162,891)	(194,291)
Total other expense	(160,963)	(216,747)

Income (loss) before provision for income taxes	(22,340)	215,636

Provision for income taxes	52,939	3,456

Net income (loss)	$(75,279)	$212,180

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	47,284,689	46,528,787

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net loss for the year ended December 31, 2020				(75,279)	(75,279)

Balance, December 31, 2020	47,284,689	$47,285	$2,569,249	$(1,179,006)	$1,437,528

Balance, December 31, 2018	41,965,540	$41,966	$2,074,568	$(1,315,907)	$800,627

Shares issued to acquire F&S Distributors, Inc.	5,319,149	5,319	494,681		500,000
Net income for the year ended December 31, 2019				212,180	212,180

Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(75,279)	$212,180
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	102,448	110,716
Changes in operating assets and liabilities:
Accounts receivable	206,511	(129,338)
Inventory	292,125	(159,313)
Prepaids and other current assets	42,735	(11,138)
Deferred tax asset	48,386	(64,673)
Accounts payable and accrued interest payable	(299,037)	(49,387)
Other liabilities	-	4,991
Net cash provided by (used in) operating activities	317,889	(85,962)

Cash flows from investing activities
Net cash paid for acquisition of business	-	(380,000)

Net cash used in investing activities	-	(380,000)

Cash flows from financing activities
Paydown on asset-based line of credit	(147,473)	(731,066)
Net borrowing on notes payable	339,666	1,741,855
Net paydown on related party note	(444,612)	(470,513)
Net cash (used in) provided by financing activities	(252,419)	540,276

Net change in cash and cash equivalents	65,470	74,314

Cash and cash equivalents at the beginning of period	106,348	32,034

Cash and cash equivalents at the end of period	$171,818	$106,348

Supplemental disclosures of cash flow information:
Cash paid for interest	$162,891	$194,291
Cash paid for taxes	$1,338	$2,191

Supplemental non-cash investing and financing activities:
Common stock issued for business acquisition	$-	$500,000
Note payable issued for business acquisition	$-	$100,000

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances and was $1,177,928 and $1,384,439 as of December 31, 2020 and 2019, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $731,192 and $731,192 as of December 31, 2020 and 2019, respectively.

Inventory Type	December 31, 2020	December 31, 2019
Finished goods	$3,776,910	$4,069,035
Raw materials	-	-
Work-in-progress	-	-
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$3,045,718	$3,337,843

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were $0 and $0 impairments of long-lived assets during the years ended December 31, 2020 and 2019, respectively.

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $239,100 and $567,699 for the years ended December 31, 2020 and 2019, respectively, is included in cost of goods on the Statements of Operations.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2020 and 2019, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The tax years 2017 and 2018 and 2019 are subject to federal and state tax examination under the current statutes.

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

Concentration of Credit Risk

As of December 31, 2020 and 2019 one (1) customer represented 3.3% and 8.94% of accounts receivable, respectively. One (1) customer accounted for 6.4% and 5.7% of sales for the years ended December 31, 2020 and December 31, 2019, respectively.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2020 and 2019 the Company’s property and equipment consisted of the following:

	2020	2019
Land, building & leasehold improvements	$1,828,870	$1,828,870
Machinery and equipment	1,005,090	1,005,090
Vehicles	220,481	220,481
Total property and equipment	3,054,441	3,054,441

Less: accumulated depreciation	1,606,370	1,517,922
Property and equipment, net	$1,448,071	$1,536,519

Depreciation expense included as a charge to income for the years ended December 31, 2020 and 2019 was $88,488 and $97,095 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2020	2019
Identified intangible assets (customer lists)	340,097	340,097
Impairment of customer lists	(135,773)	(135,773)
Accumulated amortization	(113,040)	(99,040)
Intangible assets, net	$91,284	$105,284
Weighted-average remaining life	6 years	7 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $14,000 and $13,621 for the years ended December 31, 2020 and 2019, respectively.

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

NOTE 6 – LINES OF CREDIT

On December 19, 2018, the Company entered into a Loan Agreement with Access Capital, Inc. (“Access Capital”). Pursuant to the agreement, Access Capital provided the Company with asset based financing of up to $2.5 million based on a formulaic review and analysis of the Company’s accounts receivable and inventory. The loan carries a variable interest rate of 1.50% above the prime rate, the prime rate shall mean the prime or “Base Rate” of Citibank. The loan incurs an annual fee equal to 1% of the Capital Availability Amount on the Closing Date and on each anniversary of the Closing Date. The loan maturity is three years from the date on which any Company first received the proceeds of the initial Advances. At December 31, 2020 and 2019, the Company had $896,913 and $1,044,386 outstanding on this loan agreement.

NOTE 7– NOTES PAYABLE AND DEBT

At December 31, 2020 and 2019, long-term debt consisted of the following:

	December 31, 2020	December 31, 2019
Mortgage payable, due in monthly installments of principal and interest. Interest is charged at a fixed rate of 5.00%. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in November of 2024.	$1,613,439	$1,645,784

Note payable related to F&S acquisition.	0	100,000

Vehicle loan secured by the vehicle, maturing on September 8, 2022. Interest is charged at 3.99% per annum.	7,559	11,648

EIDL Loan, 30-year maturity, due May 2050, 3.75 fixed interest	150,000	0

SBA PPP Loan, 2-year term, 1% interest	326,100	0
Total long-term debt	2,097,098	1,757,432

Less current portion of long-term debt	(257,610)	(138,257)
Long-term debt	$1,839,488	$1,619,175

Future minimum principal payments due in each of the years subsequent to December 31, 2020 are as follows:

Years Ending December 31	Future Minimum Principal Payments
2021	$257,610
2022	113,977
2023	40,393
2024	41,523
2025	1,643,595
Total	$2,097,098

For the years ended December 31, 2020 and 2019, respectively, the Company recognized $ and $550 in interest expense on long-term debt.

NOTE 8 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2019, the Company accrued interest of $45,719, paid $566,233, leaving an ending balance on the note of $1,246,388. For the year ended December 31, 2020, the Company accrued interest of $31,778 and made cash repayments of $476,390 on the related party note, leaving an ending balance on the note of $801,776.

NOTE 9 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey.

The future minimum lease payments in the years subsequent to December 31, 2020 are as follows:

	2021	2022	2023	Total
Vehicles	$0	$0	$0	$0
Property	0	0	0	0
Subtotal	$0	$0	$0	$0

NOTE 10 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2020 and 2019, $0 and $0 was owed under the defined contribution retirement plan, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2020 and 2019 the Company had 47,284,689 and 47,284,689 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

In 2019, the Company issued 5,319,149 shares of stock for the acquisition of F&S Distributors, Inc.

NOTE 12 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2020	2019
Current Assets and Liabilities:
Provision for doubtful accounts	$32,656	$32,656
Net operating loss carryforward	123,653	185,841
Vacation Accrual	4,796	2,612
R&D Credits	277,000	277,000
Total	438,105	498,109
Valuation Allowance	(165,173)	(165,173)
Current Deferred Tax Asset, net	272,932	332,936

Noncurrent Assets and Liabilities:
Depreciation	3,142	(10,777)
Goodwill	49,733	52,034
Total	52,875	41,257
Valuation Allowance	-	-
Noncurrent Deferred Tax Asset, net	$325,807	$374,193

Total Deferred Tax - Asset, net	$325,807	$374,193

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2020	2019
Deferred tax expense	$48,386	$64,673
Current provision	4,553	(61,217)
Total provision for Income Taxes	$52,939	$3,456

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

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2020		2019
	Amount	Impact on Rate	Amount	Impact on Rate
Income tax at federal rate	$(4,628)	(21.00)%	$45,284	21.00%
State tax, net of Federal effect	(1,543)	(7.00)%	15,095	7.00%
Total permanent differences	0	-%	0	-%
Effect of 2018 Tax Law and Temporary Diff	0	-%	0	0.00%
NOL deduction	59,110	265.00%	(56,923)	(26.40)%
Tax credits	-	0.00%	-	0.00%
Valuation allowance	-	0.00%	-	0.00%
Total Provision	$52,939	237.00%	$3,456	1.60%

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

NOTE 14 – SUBSEQUENT EVENTS

COVID-19

In 2021 the Company continues to be affected by COVID-19. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and reduction of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

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

COVID-19 related financing

PPP Second Draw Note

In March of 2021, Sterling Seal & Supply, Inc. (“Sterling Seal”), a wholly owned subsidiary of Sterling Consolidated Corp. (the “Company”), received loan proceeds in the amount of approximately $326,100 under the Paycheck Protection Program (the “PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and administered by the U.S. Small Business Administration (the “SBA”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The unsecured loan (the “PPP Loan”) is evidenced by a promissory note (the “PPP Note”) issued by Sterling Seal, in the principal amount of $326,100 with TrustBank (the “Lender”),

Under the terms of the PPP Note and the PPP, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for the first six months. The term of the PPP Note is five years, though it may be payable sooner in connection with an event of default under the PPP Note. To the extent the amount of the PPP Loan is not forgiven under the PPP, Sterling Seal will be obligated to make equal monthly payments of principal and interest beginning after a six-month deferral period provided in the PPP Note and through March 2026.

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

Repayment of the EIDL Note was deferred until May of 2022.

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