Form 10-Q
period 2021-03-31
STERLING CONSOLIDATED Corp
filed 2021-09-27
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of September 27, 2021 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTC

STERLING CONSOLIDATED CORP.

TABLE OF CONTENTS

FORM 10-Q REPORT

March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$746,354	$171,818
Account receivable, net	1,332,482	1,177,928
Inventory, net	2,710,886	3,045,718
Notes receivable and other current assets	11,918	20,847

Total current assets	4,801,640	4,416,311

Property and equipment, net	938,777	1,448,071
Intangible assets, net	87,784	91,284
Deferred tax asset	264,327	325,807

Total assets	$6,092,528	$6,281,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$637,764	$1,042,828
Asset-based line of credit	1,004,885	896,913
Other liabilities	4,325	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	258,604	257,610
Total current liabilities	1,958,280	2,255,383

Other liabilities
Long-term notes payable, related party	710,189	749,074
Long-term notes payable	1,828,439	1,839,488
Total other liabilities	2,538,628	2,588,562

Total liabilities	4,496,908	4,843,945

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares
authorized, no shares issued	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of March 31, 2021 and December 31, 2020.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(1,020,914)	(1,179,006)
Total stockholders' equity	1,595,620	1,437,528

Total liabilities and stockholders' equity	$6,092,528	$6,281,473

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Revenues
O-rings and rubber product sales	$2,210,565	$2,364,473
Freight services	135,789	31,181
Total revenues	2,346,354	2,395,654

Cost of sales
Cost of goods	1,603,880	1,508,614
Cost of services	171,374	65,905
Total cost of sales	1,775,254	1,574,519

Gross profit	571,100	821,135

Operating expenses
Sales and marketing	77,132	75,357
General and administrative	465,703	368,003
Total operating expenses	542,835	443,360

Operating income	28,265	377,775

Other income (expense)
Other	2,982	2,982
Loss on theft	-	(10,000)
Interest expense	(37,005)	(52,004)
Gain on sale of real estate	225,330	-
Total other expense	191,307	(459,022)

Income (loss) before provision for income taxes	219,572	318,753

Provision (benefit) for income taxes	61,480	96,247

Net income	$158,092	$222,506

Net income (loss) per share of common stock:
Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding
Basic and diluted	47,284,689	47,284,689

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock		Additional Paid-
	Shares	Amount	in Capital	Accumulated Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net income for the three months ended March 31, 2020				222,506	222,506

Balance, March 31, 2020	47,284,689	$47,285	$2,569,249	$(881,221)	$1,735,313

Balance, December 31, 2020	47,284,689	$47,285	$2,569,249	$(1,179,006)	$1,437,528

Net income for the three months ended March 31, 2021				158,092	158,092

Balance, March 31, 2021	47,284,689	$47,285	$2,569,249	$(1,020,914)	$1,595,620

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$158,092	$222,506
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,624	32,123
Gain on sale of real estate	(225,330)	-
Changes in operating assets and liabilities:
Accounts receivable	(154,554)	(88,033)
Inventory	334,832	176,175
Prepaids and other current assets	8,929	(145,880)
Deferred tax asset	61,480	95,626
Accounts payable and accrued interest payable	(405,064)	(259,587)
Other liabilities	(1,005)	-
Net cash provided by (used in) operating activities	(196,996)	32,930

Cash flows from investing activities
Proceeds from sale of real estate	712,500	-

Net cash used in investing activities	712,500	-

Cash flows from financing activities
Net borrowings on asset-based line of credit	107,972	78,796
Net paydown on notes payable	(10,055)	(147,119)
Net paydown on related party note	(38,885)	(68,248)
Net cash provided by financing activities	59,032	(136,571)

Net change in cash and cash equivalents	574,536	(103,641)

Cash and cash equivalents at the beginning of period	171,818	106,348

Cash and cash equivalents at the end of period	$746,354	$2,707

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,005	$52,004
Cash paid for taxes	$-	$1,338

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements.  The results of operations for the periods ended March 31, 2021 and March 31, 2020 are not necessarily indicative of the operating results for the full years.

COVID-19

In the first quarter of 2020 the Company was affected by COVID-19. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and reduction of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. We reiterate that COVID 19 has affected our results of operations and the first quarter 2020 financial results are not necessarily indicative of the annual 2021 results.

COVID-19 continues to affect the world economy in 2021. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2020.

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2021 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

Inventory Type	March 31, 2021	December 31, 2020
Finished goods	$3,442,078	$3,776,910
Raw materials	-	-
Work-in-progress		-
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$2,710,886	$3,045,718

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that would have been included in the fully diluted earnings per share for the three- and 3-month periods ended March 31, 2021 and 2020, respectively.

NOTE 3 – CLOSURE OF FLORIDA OFFICE AND SALE OF REAL ESTATE

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

On March 30, 2021 the Company sold its building and land in Apopka, Florida. The proceeds on the sale were $712,500 and the company recorded a gain on the sale of $225,330.

NOTE 4 – LOSS ON THEFT

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

NOTE 5 – SUBSEQUENT EVENTS

PPP Forgiveness

In May of 2021, the Company’s PPP draw 1 loan of $326,100 was forgiven in full and was recorded as other income.

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

Results of Operations

Comparison for the three months ended March 31, 2021 and 2020

Net Revenue

Net revenue decreased by $49,300, or 2.1%, from $2,395,654 for the three months ended March 31, 2020 to $2,395,654 for the three months ended March 31, 2021. This decrease was due primarily to inventory shortages created by the COVID-19 pandemic. We expect this worldwide inventory shortage to continue through 2021.

Total Cost of Sales

Cost of sales increased by $200,735 or 12.7%, from $1,574,519 for the three months ended March 31, 2020 to $1,775,254 for the three months ended March 31, 2021. This increase was due primarily to price increases attributed to the worldwide o-ring inventory shortage.

Gross profit

Gross profit decreased by $250,035 or 30.4%, from $ 821,135 for the three months ended March 31, 2020 to $571,100 for the three months ended March 31, 2021. This decrease was due primarily to the above mentioned decrease in sales and increase in cost of sales.

Operating income

Operating income decreased by $349,510, from $ 377,775 for the three months ended March 31, 2020 to $28,625 for the three months ended March 31, 2021. This decrease can be explained by the above explained decreases in net revenue and gross profit, coupled with an increase of $99,75 in operating expenses. The increase in operating expenses is explained by a $43,984 increase in general and administrative costs related to the closing of the Florida real estate sale coupled with increased payroll and related costs due to increased administrative headcount.

Other income (expense)

Other expense increased from a loss of $59,022 for the three months ended March 31, 2020 to income of $191,307 for the three months ended March 31, 2021. This increase was primarily due to a gain on sale of real estate of $225,330 offset by a reduction in interest expense related to reduced debt.

Net Income

As a result of the above factors, the Company showed a net income of $158,092 for the three months ended March 31, 2021, as compared to a net income of $222,504 for the three months ended March 31, 2020.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable, CARES ACT loans and cash generated from operations.

On March 31, 2021, we had cash and cash equivalents of $746,354 as compared to approximately $171,818 as of December 31, 2020, representing an increase of $574,536. This increase can be explained by net cash used in operating activities of $196,996 primarily attributed to net income of $158,092, a decrease in inventory of $334,832 offset by a decrease in accounts payable and accrued interest payable of $405,064. This was offset by net cash used in financing activities of $136,571 attributed to the Company’s business acquisition and net cash provided by financing activities which was primarily due to a paydown on notes payable of $147,119, a paydown of $68,248 on related party notes payable, offset by increased borrowing on the asset-based line of credit of $78,796. On March 31, 2021, our working capital was approximately $2,843,360.

The cash flow from operating activities increased from net cash used of $32,930 for the quarter ended March 31, 2020 to net cash used of $196,996 for the quarter ended March 31, 2021. This increase of $229,926 is primarily attributed to reduced net income coupled with an increase in paydown of accounts payable.

The cash flow from investing activities decreased from cash provided of $0 for the quarter ended March 31, 2020 to $712,500 for the quarter ended March 31, 2021. This increase is attributed to the sale of the Florida property on March 30, 2021.

The cash flow from financing activities increased from net cash used of $136,571 for the quarter ended March 31, 2020 to net cash provided of $59,032 for the quarter ended March 31, 2021. This increase is primarily attributed to a increased borrowing on the asset-based line of credit coupled with decreased paydowns on notes payable and related party notes payable.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years. As of March 31, 2021 the Company had a balance of $1,604,532 outstanding on the note.

The Company currently also utilizes an asset-based line of credit from a New York-based asset-based lender. The Company was authorized for a line of $2,500,000 and currently pays 7% per annum in interest. As of March 31, 2021 the Company had a balance of $1,004,885 outstanding on the asset-based line.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2020, the Company had no uncertain tax positions.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of March 31, 2021 were fully vested and therefore, no compensation expense was recorded in the quarters ended March 31, 2021 or 2020.

Recent Accounting Pronouncements

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2021 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of March 31, 2021:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 27, 2021

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: September 27, 2021