Form 10-Q
period 2021-06-30
STERLING CONSOLIDATED Corp
filed 2021-09-27
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

STERLING CONSOLIDATED CORP.

FORM 10-Q REPORT

June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$206,911	$171,818
Account receivable, net	1,477,160	1,177,928
Inventory, net	2,609,902	3,045,718
Notes receivable and other current assets	78,675	20,847

Total current assets	4,372,648	4,416,311

Property and equipment, net	916,654	1,448,071
Intangible assets, net	84,284	91,284
Deferred tax asset	212,349	325,807

Total assets	$5,585,935	$6,281,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$602,583	$1,042,828
Asset-based line of credit	518,719	896,913
Other liabilities	4,325	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	41,953	257,610
Total current liabilities	1,220,282	2,255,383

Other liabilities
Long-term notes payable, related party	601,025	749,074
Long-term notes payable	1,709,252	1,839,488
Total other liabilities	2,310,277	2,588,562

Total liabilities	3,530,559	4,843,945

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of June 30, 2021 and December 31, 2020.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(561,158)	(1,179,006)
Total stockholders' equity	2,055,376	1,437,528

Total liabilities and stockholders' equity	$5,585,935	$6,281,473

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
O-rings and rubber product sales	$2,549,529	$2,112,057	$4,760,094	$4,476,530
Freight services	102,356	45,416	238,145	76,597
Total revenues	2,651,885	2,157,473	4,998,239	4,553,127

Cost of sales
Cost of goods	1,925,347	1,932,632	3,529,227	3,441,246
Cost of services	126,451	65,039	297,825	130,944
Total cost of sales	2,051,798	1,997,671	3,827,052	3,572,190

Gross profit	600,087	159,802	1,171,187	980,937

Operating expenses
Sales and marketing	84,908	15,900	162,040	91,257
General and administrative	295,461	457,874	761,164	825,877
Total operating expenses	380,369	473,774	923,204	917,134

Operating income (expense)	219,718	(313,972)	247,983	63,803

Other income (expense)
Other	2,981	2,981	5,963	5,963
Loss on theft	—	—	—	(10,000)
Interest expense	(37,065)	(41,331)	(74,070)	(93,335)
Gain on sale of real estate	—	—	225,330	—
Gain on PPP loan forgiveness	326,100	—	326,100	—
Total other income (expense)	292,016	(38,350)	483,323	(97,372)

Income (loss) before provision for income taxes	511,734	(352,322)	731,306	(33,569)

Provision (benefit) for income taxes	51,978	(106,502)	113,458	(10,255)

Net income (loss)	$459,756	$(245,820)	$617,848	$(23,314)

Net income (loss) per share of common stock:
Basic and diluted	$0.01	$(0.01)	$—	$—

Weighted average number of shares outstanding
Basic and diluted	47,284,689	47,284,689	47,284,689	47,284,689

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net income for the six months ended June 30, 2020	—	—	—	(23,314)	(23,314)

Balance, June 30, 2020	47,284,689	$47,285	$2,569,249	$(1,127,041)	$1,489,493

Balance, December 31, 2020	47,284,689	$47,285	$2,569,249	$(1,179,006)	$1,437,528

Net income for the six months ended June 30, 2021	—	—	—	617,848	617,848

Balance, June 30, 2021	47,284,689	$47,285	$2,569,249	$(561,158)	$2,055,376

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income	$617,848	$(23,314)
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,247	64,248
Gain on sale of real estate	(225,330)	—
Changes in operating assets and liabilities:
Accounts receivable	(299,232)	111,683
Inventory	435,816	393,517
Prepaids and other current assets	(57,828)	(63,926)
Deferred tax asset	113,458	(11,151)
Accounts payable and accrued interest payable	(440,245)	(465,545)
Other liabilities	(1,005)	—
Net cash provided by operating activities	194,729	5,512

Cash flows from investing activities
Proceeds from sale of real estate	712,500	—
Net cash used in investing activities	712,500	—

Cash flows from financing activities
Net paydown on asset-based line of credit	(593,851)	(190,916)
Net paydown on notes payable	(130,236)	356,316
Net paydown on related party note	(148,049)	(231,433)
Net cash provided by financing activities	(872,136)	(66,033)

Net change in cash and cash equivalents	35,093	(60,521)

Cash and cash equivalents at the beginning of period	171,818	106,348

Cash and cash equivalents at the end of period	$206,911	$45,827

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,070	$93,335
Cash paid for taxes	$—	$1,338

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements. The results of operations for the periods ended June 30, 2021 and June 30, 2020 are not necessarily indicative of the operating results for the full years.

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

ASU 2016-13, "Financial Instruments - Credit Losses" (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an "expected loss" model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected. The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2021 and 2020 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

Inventory Type	June 30, 2021	December 31, 2020
Finished goods	$3,341,094	$3,776,910
Raw materials	—	—
Work-in-progress	—	—
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$2,609,902	$3,045,718

Revenue Recognition

The Company recognizes revenue based on Account Standards Codification ("ASC") 606, Revenue from Contracts with Customers, and all of the related amendments ("new revenue standard"). In the case of Sterling, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, shipment of the product has occurred, price is fixed or determinable and collectability of the resulting receivable is reasonably assured. For provision of third-party freight services provided by Integrity, revenue is recognized on a gross basis in accordance with ASC 606. Revenue is generally recognized when the contracted goods arrive at their destination point. When revenues and expenses straddle a period end due to the time between shipment and delivery, Integrity allocates revenue between reporting periods based on relative transit time in each period with expenses recognized as incurred. Cost of goods is comprised of sale of o-rings and related rubber products. Freight services is comprised of freight forwarding and related services earned by Integrity and rental services is comprised of revenue from rental of commercial space to third parties.

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and 10,800,000 stock options that would have been included in the fully diluted earnings per share for the three and six month periods ended June 30, 2021 and 2020, respectively.

NOTE 3- CLOSURE OF FLORIDA OFFICE AND SALE OF REAL ESTATE

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

NOTE 5 – PPP 1ST DRAW FORGIVENESS

In May of 2021, the Company’s Paycheck Protection Program draw 1 loan of $326,100 was forgiven in full and was recorded as other income in the accompanying condensed consolidated statement of operations.

NOTE 6 – SUBSEQUENT EVENTS

Management reviewed transactions for subsequent events from June 30, 2021 through September 27, 2021. None were noted.

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

Results of Operations

Comparison for the three months ended June 30, 2021 and 2020

Net Revenue

Net revenue increased by approximately $494,411 or approximately 22.9%, from $2,157,473 for the three months ended June 30, 2020 to $2,651,884 for the three months ended June 30, 2020. This increase was due primarily to selling price increases and larger order sizes from existing customers attempting to build inventory against the current worldwide o-ring inventory shortage. The Company does not expect this trend of aggressive buying from its customers to continue past the 4th quarter of 2021.

Total Cost of Sales

Cost of sales increased by approximately $53,781 or 2.7%, from $1,997,671 for the three months ended June 30, 2020 to $2,051,798 for the three months ended June 30, 2021. This increase was primarily due to increased sales. The increase in cost of sales is not commensurate with the revenue increases as the Company has raised its selling price due to high demand for its product and the worldwide inventory shortage.

Gross profit

Gross profit increased by $440,284 or 275%, from $159,802 for the three months ended June 30, 2020 to $600,086 for the three months ended June 30, 2020. This increase was due primarily to increased consumer demand resulting in higher sales coupled with selling price increases.

Operating income

Operating income (expense) increased $533,689 from expense of $313,972 for the three months ended June 30, 2020 to income of $219,717 for the three months ended June 30, 2021. This increase is attributed to the above-described increase in revenues and gross profit coupled with a decrease of $93,405 in sales and marketing and general and administrative costs mainly attributed to reductions in depreciation, healthcare and casualty insurance and sales commissions.

Other income (expense)

Other income (expense) increased by $330,366 from an expense of 38,350 for the three months ended June 30, 2020, to income of $292,016 for the three months ended June 30, 2021. This increase is attributed to the PPP loan forgiveness resulting in other income of $326,100.

Net Income

As a result of the above factors, the Company showed net income of $459,755 for the three months ended June 30, 2021, as compared to a net loss of $245,820 for the three months ended June 30, 2020. This increase of $705,575 or 287% is primarily attributed to the aforementioned factors that affected revenues and cost of sales resulting in operating income of $219,717 coupled with the PPP loan forgiveness of $326,100.

Comparison for the six months ended June 30, 2021 and 2020

Net Revenue

Net revenue increased by approximately $445,111 or 9.8%, from $4,553,127 for the six months ended June 30, 2020 to $4,998,238 for the six months ended June 30, 2020. This increase was due primarily to selling price increases and larger order sizes from existing customers attempting to build inventory against the current worldwide o-ring inventory shortage. The Company does not expect this trend of aggressive buying from its customers to continue past the 4th quarter of 2021.

Total Cost of Sales

Cost of sales increased by $254,862 or 7.2%, from $3,572,190 for the six months ended June 30, 2020, to $3,827,052 for the six months ended June 30, 2020. This increase is primarily attributed to increased sales coupled with an improved profit margin due to higher selling prices driven by high product demand due to the worldwide o-ring inventory shortage.

Gross profit

Gross profit increased by $190,249 or approximately 19.4%, from $980,937 for the six months ended June 30, 2020, to $1,171,186 for the six months ended June 30, 2021. This increase was due to an increase in sales, coupled with higher selling prices, both as a result of strong customer demand for o-ring products due to the worldwide o-ring inventory shortage.

Operating income

Operating income (expense) increased $184,179 from income of $63,803 for the six months ended June 30, 2020, to income of $247,982 for the six months ended June 30, 2021. This increase is attributed to the above-described increase in revenues and gross profit.

Other Income (Expense)

Other Income (Expense) increased by $580,695 from expense of $97,372 for the six months ended June 30, 2020, to income of $483,323 for the six months ended June 30, 2021. This increase is attributed to PPP loan forgiveness resulting in other income of $326,100 coupled with the gain on the sale of the Florida real estate of $225,330 and a reduction of interest expense of $19,265 due reduced borrowing on the asset-based line of credit.

Net Income

As a result of the above factors, the Company showed net income of $617,847 for the six months ended June 30, 2021, as compared to a net loss of $23,314 for the six months ended June 30, 2020. This increase is attributed to operational income of $247,982 coupled with gains on the PPP loan forgiveness of $326,100 and a gain on the sale of the Florida real estate of $225,330 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On June 30, 2021, we had cash and cash equivalents of approximately $206,911 as compared to approximately $171,818 as of December 31, 2020, representing an increase of $35,093. This increase can be explained by cash provided by operating activities of $194,730 primarily attributed to net income of $617,858; This augmented by net cash provided by investing activities of $712,500 attributed to sale of the Florida real estate, offset by cash used in financing activities of $872,136 which was the result of paydowns of the asset-based line of credit of $598,851, notes payable related party of $148,049, and notes payable of $130,236.

The cash flow provided by operating activities increased from $5,512 for the six months ended June 30, 2020 to net cash provided of $194,730 for the six months ended June 30, 2021. This increase of $189,218 is primarily attributed to increased net income from the Company’s operations.

The cash flow from investing activities increased from cash used of $0 for the six months ended June 30, 2020 to net cash provided of $712,500 for the six months ended June 30, 2021. This increase is explained by the proceeds from the sale of the Florida real estate totaling $712,500.

The cash flow from financing activities decreased from net cash used of $66,033 for the six months ended June 30, 2020 to net cash used of $872,136 for the six months ended June 30, 2021. This decrease is primarily attributed to the company using the proceeds from the sale of the Florida real estate to pay down the existing debt and the paydown of the PPP loan due to forgiveness.

Debt Transactions

Asset Based Loan

The Company refinanced its debt in 2018 with a New York asset based lender and there is an outstanding balance of $518,719. The line of credit calls for a variable interest rate at market rates for the ABL industry.

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

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).
●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of June 30, 2021 were fully vested and therefore, no compensation expense was recorded in the quarter ended June 30, 2021.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Title

31.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Schema

101.CAL *	XBRL Taxonomy Calculation Linkbase

101.DEF *	XBRL Taxonomy Definition Linkbase

101.LAB *	XBRL Taxonomy Label Linkbase

101.PRE *	XBRL Taxonomy Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

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