Form 10-Q
period 2021-09-30
STERLING CONSOLIDATED Corp
filed 2021-11-22
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 22, 2021  there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCMarkets.com

STERLING CONSOLIDATED CORP.

FORM 10-Q REPORT

September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$354,710	$171,818
Account receivable, net	1,837,102	1,177,928
Inventory, net	2,901,187	3,045,718
Notes receivable and other current assets	78,675	20,847

Total current assets	5,171,674	4,416,311

Property and equipment, net	902,154	1,448,071
Intangible assets, net	84,284	91,284
Deferred tax asset	230,042	325,807

Total assets	$6,388,154	$6,281,473

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$719,822	$1,042,828
Asset-based line of credit	1,065,653	896,913
Other liabilities	4,325	5,330
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	41,953	257,610
Total current liabilities	1,884,455	2,255,383

Other liabilities
Long-term notes payable, related party	512,431	749,074
Long-term notes payable	1,704,387	1,839,488
Total other liabilities	2,216,818	2,588,562

Total liabilities	4,101,273	4,843,945

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Accumulated deficit	(329,653)	(1,179,006)
Total stockholders' equity	2,286,881	1,437,528

Total liabilities and stockholders' equity	$6,388,154	$6,281,473

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
O-rings and rubber product sales	$2,508,935	2,133,405	$7,269,029	$6,609,935
Freight services	132,041	56,993	370,186	133,590
Total revenues	2,640,976	$2,190,398	7,639,215	6,743,525

Cost of sales
Cost of goods	1,670,126	1,337,028	5,199,353	4,778,274
Cost of services	163,088	54,789	460,913	185,733
Total cost of sales	1,833,214	1,391,817	5,660,266	4,964,007

Gross profit	807,762	798,581	1,978,949	1,779,518

Operating expenses
Sales and marketing	43,858	137,270	205,898	228,527
General and administrative	535,887	335,426	1,297,051	1,161,303
Total operating expenses	579,745	472,696	1,502,949	1,389,830

Operating income	228,017	325,885	476,000	389,688

Other income (expense)
Other	7,502	2,982	13,464	8,945
Loss on theft	—	—	—	(10,000)
Interest expense	(21,706)	(41,588)	(95,776)	(134,923)
Gain on sale of real estate	—	—	225,330	—
Gain on PPP loan forgiveness	—	—	326,100	—
Total other income (expense)	(14,204)	(38,606)	469,118	(135,978)

Income before provision for income taxes	213,813	287,279	945,118	253,710

Provision (benefit) for income taxes	(17,693)	88,384	95,765	78,129

Net income	$231,506	$198,895	$849,353	$175,581

Net income (loss) per share of common stock:
Basic	$0.00	$0.00	$0.02	$0.00
Fully diluted	$0.00	$0.00	$0.01	$0.00
Weighted average number of shares outstanding
Basic	47,284,689	47,284,689	47,284,689	47,284,689
Fully diluted	57,584,689	57,584,689	57,584,689	57,584,689

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$2,569,249	$(1,103,727)	$1,512,807

Net income for the nine months ended September 30, 2020				175,581	175,581

Balance, September 30, 2020	47,284,689	$47,285	$2,569,249	$(928,146)	$1,688,388

Balance, December 31, 2020	47,284,689	$47,285	$2,569,249	$(1,179,006)	$1,437,528

Net income for the nine months ended September 30, 2021				849,353	849,353

Balance, September 30, 2021	47,284,689	$47,285	$2,569,249	$(329,653)	$2,286,881

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net income	$849,353	$175,581
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Depreciation and amortization	65,747	88,871
Gain on sale of real estate	(225,330)	—
Changes in operating assets and liabilities:
Accounts receivable	(659,174)	93,042
Inventory	144,531	280,472
Prepaids and other current assets	(57,828)	(63,925)
Deferred tax asset	95,765	73,576
Accounts payable and accrued interest payable	(323,006)	(780,084)
Other liabilities	(1,005)	—
Net cash provided by operating activities	(110,947)	(132,467)

Cash flows from investing activities
Proceeds from sale of real estate	712,500	—
Net cash used in investing activities	712,500	—

Cash flows from financing activities
Net borrowing (paydown) on asset-based line of credit	(46,917)	92,765
Net borrowing (paydown) on notes payable	(135,101)	349,383
Net paydown on related party notes payable	(236,643)	(295,720)
Net cash provided by financing activities	(418,661)	146,428

Net change in cash and cash equivalents	182,892	13,961

Cash and cash equivalents at the beginning of period	171,818	106,348

Cash and cash equivalents at the end of period	$354,710	$120,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,776	$134,923
Cash paid for taxes	$—	$1,338

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2020 audited financial statements. The results of operations for the periods ended September 30, 2021 and September 30, 2020 are not necessarily indicative of the operating results for the full years.

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

5

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

Inventory Type	September 30, 2021	December 31, 2020
Finished goods	$3,632,379	$3,776,910
Raw materials	—	—
Work-in-progress	—
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$2,901,187	$3,045,718

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that would have been included in the fully diluted earnings per share for the three- and nine month periods ended September 30, 2021 and 2020, respectively.

NOTE 3- CLOSURE OF FLORIDA OFFICE AND SALE OF REAL ESTATE

On March 30, 2021 the Company sold its building and land in Apopka, Florida.  The proceeds on the sale were $712,500 and the company recorded a gain on the sale of $225,330.

NOTE 4 – LOSS ON THEFT

In the first quarter of 2020, the Company was subjected to a fraudulent request for refund from an individual posing as a customer. The Company honored the refund request, but soon discovered the request was fraudulent. The Company had an initial loss of $92,435 and received $82,435 in the second quarter of 2020 from a claim with its insurance company. The net loss of $10,000 was recorded in other expense in the consolidated statement of operations for the 9 months ended September 30, 2020.

NOTE 5 – SUBSEQUENT EVENTS

Management reviewed transactions from September 30, 2021 through November 22, 2021 for material subsequent events. None were noted.

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

Results of Operations

Comparison for the three months ended September 30, 2021 and 2020

Net Revenue

Net revenue increased by $450,578, or 20.6%, from $2,190,398 for the three months ended September 30, 2020 to $2,640,976 for the three months ended September 30, 2021. This increase was due primarily to satisfaction of pent up demand post the inventory shortages created by the COVID-19 pandemic coupled with higher sales prices due to this demand. We expect this worldwide inventory shortage, and attendant strong demand, to continue through 2021.

Total Cost of Sales

Cost of sales increased by $441,397 or 20.2%, from $1,391,817 for the three months ended September 30, 2020 to $1,833,214 for the three months ended September 30, 2021. This increase was due primarily to a commensurate increase in sales.

Gross profit

Gross profit increased by $9,181 or 1.1%, from $798,581 for the three months ended September 30, 2020 to $807,762 for the three months ended September 30, 2021. This modest increase can be explained by increased shipping costs and a deficit in its due to the worldwide inventory shortage.

Operating income

Operating income decreased by $97,868, from $ 325,885 for the three months ended September 30, 2020 to $228,017 for the three months ended September 30, 2021. This decrease can be explained by the above explained increases in net revenue and gross profit, offset by an increase of $107,049 in operating expenses. The increase in operating expenses is explained by increased payroll and related costs due to increased headcount.

Other income (expense)

Other expense increased from a loss of $38,606 for the three months ended September 30, 2020 to a loss of $14,204 for the three months ended September 30, 2021. This increase was primarily due to reduced interest expense attributed to the reduced balance on the company’s asset based line of credit.

Net Income

As a result of the above factors, the Company showed a net income of $198,895 for the three months ended September 30, 2021, as compared to a net income of $231,506 for the three months ended September 30, 2020.

Comparison for the nine months ended September 30, 2021 and 2020

Net Revenue

Net revenue increased by $895,690, or 13.3%, from $6,743,525 for the nine months ended September 30, 2020 to $7,639,215 for the nine months ended September 30, 2021. This increase was due primarily to satisfaction of pent up demand post the inventory shortages created by the COVID-19 pandemic coupled with higher sales prices due to this demand. We expect this worldwide inventory shortage, and attendant strong demand, to continue through 2021.

Total Cost of Sales

Cost of sales increased by $696,259 or 14.0%, from $4,964,007 for the nine months ended September 30, 2020 to $5,660,266 for the nine months ended September 30, 2021. This increase was due primarily to a commensurate increase in sales.

Gross profit

Gross profit increased by $199,431 or 11.2%, from $1,779,518 for the nine months ended September 30, 2020 to $1,978,949 for the nine months ended September 30, 2021. This increase can be explained by a commensurate increase in sales and cost of goods sales.

Operating income

Operating income increased by $86,312, from $ 389,688 for the nine months ended September 30, 2020 to $476,000 for the nine months ended September 30, 2021. This increase can be explained by the above explained increases in net revenue and gross profit, offset by an increase of $113,119 in operating expenses. The increase in operating expenses is explained by increased payroll and related costs due to increased headcount.

Other income (expense)

Other income (expense) increased from a loss of $135,978 for the nine months ended September 30, 2020 to income of $469,118 for the nine months ended September 30, 2021. This increase was due to $326,100 in PPP loan forgiveness, $225,330 in gain on sale of real estate and reduced interest expense of $39,147 attributed to the reduced balance on the company’s asset based line of credit.

Net Income

As a result of the above factors, the Company showed a net income of $175,581 for the nine months ended September 30, 2020, as compared to a net income of $849,353 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable, CARES ACT loans and cash generated from operations.

On September 30, 2021, we had cash and cash equivalents of $354,710 as compared to approximately $171,818 as of December 31, 2020, representing an increase of $182,892. This increase can be explained by net cash used in operating activities of $110,947 primarily attributed to an increase in accounts receivable of $659,174 and a decrease of $323,006 in accounts payable and accrued interest payable, offset by net income of $849,353. This was offset by net cash provided by financing activities of $712,500 attributed to the Company’s sale of its Florida reals estate; further offset by cash used in financing activities of $418,661 which was primarily due to a paydown on notes payable of $135,101, a paydown of $236,643 on related party notes payable, and paydown on the asset-based line of credit of $46,917. On September 30, 2021, our working capital was approximately $3,287,219.

The cash flow from operating activities increased from net cash used of $132,467 for the nine months ended September 30, 2020 to net cash used of $110,947 for the nine months ended September 30, 2021. This increase of $21,520 is primarily attributed to increased net income coupled with a reduction in paydown of accounts payable.

The cash flow from investing activities increased from cash provided of $0 for the nine months ended September 30, 2020 to $712,500 for the quarter ended September 30, 2021. This increase is attributed to the sale of the Florida property on March 30, 2021.

The cash flow from financing activities decreased from net cash provided of $146,428 for the nine months ended September 30, 2020 to net cash used of $418,661 for the nine months ended September 30, 2021. This decrease is primarily attributed to a increased borrowing on the asset-based line of credit coupled with increased paydowns on notes payable and related party notes payable.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years. As of September 30, 2021 the Company had a balance of $1,604,532 outstanding on the note.

The Company currently also utilizes an asset-based line of credit from a New York-based asset-based lender. The Company was authorized for a line of $2,500,000 and currently pays 7% per annum in interest. As of September 30, 2021 the Company had a balance of $1,065,653 outstanding on the asset-based line.

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

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc .…).
●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of September 30, 2021 were fully vested and therefore, no compensation expense was recorded in the quarters ended September 30, 2021 or 2020.

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2021:

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 22, 2021

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 22, 2021