Form 10-K
period 2021-12-31
STERLING CONSOLIDATED Corp
filed 2022-07-15
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

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

Yes ☐    No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐    No ⌧

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.

⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ⌧
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐   No ⌧

Aggregate market value of the voting and non-voting common equity held by non-affiliates (7,383,540) computed by reference to the price at which the common equity was last sold ($0. 065), or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021): $730,970.

As of July 15, 2022, the registrant had 47,284,689 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

Q5 Ventures, LLC

Q5 owned a 5,000 square foot facility in Apopka, Florida, which was used by Sterling Seal for its Florida operations. This facility was specifically built for Sterling Seal’s operations. Sterling Seal did not pay rent to Q5. During the year ended December 31, 2021, Q5 Ventures, LLC sold the facility.

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

For some of our customers, there is a cost incurred as a result of switching from Sterling Seal as a supplier. Because Sterling Seal is an approved supplier for many of our industrial and commercial customers, while other suppliers may not be approved, our customers could face increased costs as a result of switching to another supplier’s product. For certain customers, in order to switch from an approved supplier, the product must be tested and approved. In the automotive industry the factories have to be audited and approved in addition to the distributor and their products. Because of the potential for increasing costs, our current customers are unlikely to abandon us.

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

Blockchain

Our latest strategy is to utilize the Blockchain to build out the first Decentralized International Marketplace for O-rings called “DiMO”. The buildout is planned to be done through use of a proprietary internally developed cryptocurrency,” (also called “DiMO”) using the ERC20 token protocol over the Ethereum platform. The Company is also currently evaluating the feasibility of developing DiMO using Ether as the payment method instead of its own cryptocurrency. A more detailed description of the original DiMO strategy can be found in the Company’s Regulation A Offering Circular filed with the SEC on February 14, 2018.

Seasonality and Cyclical Nature of Business

We do not experience much seasonality or cyclical nature to our business. Our sales are consistent from month to month. However, we do experience a slight increase in volume at the beginning of the year because most of our customers have a budget and cash available to purchase products for the entire year. Also, during the summer months our sales are a slightly slower due to factory shutdowns and increased vacations by purchasing agents.

Patents, Trademarks, and Licenses

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

Research and Development Activities and Costs

We are a supplier and distributor of products and, therefore, do not incur any research and development costs in our core business. Any R&D costs incurred will be related to the DiMO project.

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

Employees

As of July 15, 2022 we have 23 full time employees. Our employees consist of: (i) salespersons; (ii) management and administrative; and (iii) warehouse and shipping operators.

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

Approximate Number of Equity Security Holders

As of July 15, 2022, there were approximately 56 stockholders of record. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information and financial data discussed below is derived from the audited financial statements of the Company for its fiscal year ended December 31, 2021. The audited financial statements were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes contained elsewhere in this 10-K. The financial statements contained elsewhere in this 10-K fully represent the Company’s financial condition and operations; however, they are not indicative of the Company’s future performance. Although management believes that the assumptions made and expectations reflected in the forward-

looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this 10-K.

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

We also own real property through our subsidiaries ADDR and Q5. ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is primarily used by Sterling Seal for its operations. Q5 formerly owned a 5,000 square foot facility that was used by Sterling Seal in Florida.

In addition, our subsidiary Integrity is a freight forwarding business. Integrity shares a facility with Sterling Seal and manages the importation of Sterling Seal’s products and exports products on behalf of Sterling Seal to various countries.

Results of Operations

Comparison of the year ended December 31, 2021 and 2020

Revenues

For the years ended December 31, 2021 and 2020 we generated revenues of $10,444,631 and $8,814,102, respectively. This represents an increase of $1,630,529 or 18.5%. This increase is primarily attributed to effects of the COVID 19 pandemic on the 2020 results and the Company’s resultant recovery to pre-pandemic activity levels.

Total Cost of Sales

For the years ended December 31, 2021 and 2020 our overall cost of sales was $7,706,944 and $6,779,406, respectively. This represents an increase of $927,538 or 13.68%. This increase is primarily explained by an increase in sales 0f 18.5% offset by rising costs of rubber.

Gross profit

For the years ended December 31, 2021 and 2020 our gross profit was $2,737,687 and $2,034,696, respectively. This represents a increase of $702,991 or 34.55%. This increase can be attributed to an increase in Sales of 18.5% and a lesser increase in cost of sales related to increased sales in its, higher margin, online sales business line.

Operating Expenses

For the years ended December 31, 2021 and 2020 we incurred operating expenses of $2,176,690 and $1,896,073, respectively. This represents an increase of $280,617 or 14.8%. This increase is explained by an increase of $306,652 in general and administrative expenses related to increases in professional fees, commissions and fees and auto expenses; offset by a decrease in sales and marketing costs of $26,035.

Other Income/(expense)

For the years ended December 31, 2021 and 2020 the Company realized other income (expense) of $419,013 and ($160,963), respectively. This represents an increase of $579,976 or 360.32%. This increase is primarily attributed to a $225,330 gain on sale of the Company’s Florida property and a $326,100 gain on PPP loan forgiveness slightly offset by decreased interest expense of $18,546 due to elimination of the Company’s asset-based line of credit.

Net Income/(Loss)

As a result of the above factors, our net income was $807,851 for the year ended December 31, 2021, as compared to a net loss of ($75,279) for the year ended December 31, 2020

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

At December 31, 2021, we had cash and cash equivalents of $569,281 as compared to $171,818 as of December 31, 2020, representing an increase of $397,463. This increase can be explained by net cash provided by operating activities of $202,150; net cash provided by investing activities of $712,500; offset by net cash used in financing activities of $517,187. At December 31, 2021 and 2020, our working capital was approximately $3,602,212 and $2,160,928 respectively.

The cash flows from operating activities decreased from net cash provided by $317,889 for the year ended December 31, 2020 to net cash provided of $202,150 for the year ended December 31, 2021. This decrease of $115,739 is primarily attributed to increased net income offset by higher accounts receivable and an increase in inventory purchases coupled with a paydown of accounts payable.

The cash flows from investing activities reflects a zero balance in net cash used of $0 for the year ended December 31, 2020 compared to net cash provided by of $712,500 for the year ended December 31, 2021. This increase can be explained by the 2021 disposition of the Company’s Florida property.

The cash flow from financing activities decreased from net cash used in of $252,419 for the year ended December 31, 2020 to net cash used of $517,187 for the year ended December 31, 2021. This decrease is primarily attributed to the fact that the Company paid down its previous asset based line of credit to zero in 2021.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years.

In 2021 the Company utilized an asset-based line of credit from a New York-based asset-based lender. The Company was authorized for a line of $2,500,000 and currently paid 7% per annum in interest. As of December 31, 2021 the Company had fully retired the line.

In December of 2021, the Company established a traditional line of credit with a commercial bank at a market rate of interest. As of December 31, 2021 there was $401,053 drawn on the line.

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

Accounts Receivable

Accounts receivable, if any, are carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer’s creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

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

Depreciation is computed for consolidated financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Classification	Useful Lives
Building and leasehold improvements	10 – 40 years

Machinery and equipment	5 – 10 years

Furniture and fixtures	5 – 10 years

Vehicles	10 years

Software	3 years

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

Income Tax

Sterling Seal and Integrity’s S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling Seal and Integrity’s inception in 1997 and 2008, respectively, the Companies were not subject to federal and state income taxes as they were operating under an S-Corporation election. As of January 1, 2012, both Sterling Seal and Integrity became subject to corporate federal and state income taxes. The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation federal and state income taxes for the periods presented.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31,2021 and 2020, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The Tax years 2021 and 2020 and 2019 are subject to federal and state tax examination under the current statutes.

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

□	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
□	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.).

□	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Management’s Annual Report on Internal Control Over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was not effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of December 31, 2021:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our Board serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.
(2)	We do not have sufficient experience from our staff-level accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and age of officers and director as of July 15, 2022. Our Executive officers are elected annually by our Board. Our executive officers hold their offices until they resign, are removed by the Board, or his successor is elected and qualified.

Name	Age	Position
Angelo DeRosa	80	Chairman of the Board
Darren DeRosa	48	Chief Executive Officer
Scott Chichester	52	Chief Financial Officer

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

Other directorships held during the last 5 years: Global X Funds (2008-2018) (ETF fund complex); 52 funds; ARK Investment Trust (ETF Fund Complex) (2014 – present) 9 funds; None of the funds in the fund complexes are a parent, subsidiary or other affiliate of the registrant; Adeptpros Inc. (CFO and Director since 2014);

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

Item 11. Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2021, and 2020 in all capacities. Our named executive officers for 2021 and 2020 were our Chief Executive Officer, Chief Financial Officer, and the President of Sterling Seal. No other item of compensation was paid to any officer or director of the Company other than reimbursement of expenses.

Summary Compensation Table

							Non-Qualified
						Non-Equity	Deferred
Name and						Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Totals
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Darren DeRosa, Chief Executive Officer	2021	$193,269	0	0	0	0	0	0	$193,269
	2020	$152,884	0	0	0	0	0	0	$152,884
Scott Chichester, Chief Financial Officer	2021	$14,108	0	0	0	0	0	0	$14,108
	2020	$26,954	0	0	0	0	0	0	$26,954
Angelo DeRosa,Chairman of the Board*	2021	$75,000	0	0	0	0	0	0	$75,000
	2020	$51,923	0	0	0	0	0	0	$51,923
*	this is an officer position

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

Specific grants of options pursuant to the Option Agreements are as follows:

	Number of Options
Name and Title of Optionee	Granted	Exercise Period
Angelo DeRosa, Chairman	3,100,000	5 Years

Darren DeRosa, CEO	3,100,000	5 Years

Scott Chichester, CFO*	3,100,000***	4 Years

Madison Park Advisors Corp.*	500,000****	4 Years

Fred Zink, SCC Employee	500,000**	4 Years

John Magoulis, SCC Employee	500,000	4 Years
*	Scott Chichester, CFO is the beneficial owner of Madison Park Advisors.
**	Exercised in 2018.
***	In December of 2021, Scott Chichester exercised these options and paid $93,000 cash to Company
****	Expired in 2021

Compensation of Directors

The following table provides information for 2021 and 2020 regarding all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2021 and 2020. Other than as set forth in the table, to date we have not paid any fees to or, except for reasonable expenses for attending Board and committee meetings, reimbursed any expenses of our directors, made any equity or non-equity awards to directors, or paid any other compensation to directors.

Name and			Stock	All Other
Principal		Fees Earned	Awards	Compensation	Totals
Position	Year	($)	($)	($)	($)
Angelo DeRosa,	2021	$0	0	0	$0
Chairman of the Board	2020	$0	0	0	$0
Darren DeRosa,	2021	$0	0	0	$0
Director	2020	$0	0	0	$0
Scott Chichester,	2021	$0	0	0	$0
Director	2020	$0	0	0	$0

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

	Number of Shares		Percent of Class
Name	Beneficially Owned		(1)
Angelo DeRosa (2) 1105 Green Grove Road Neptune, New Jersey 07753	16,702,759	(5)	35.32%

Darren DeRosa (3) 1105 Green Grove Road Neptune, New Jersey 07753	16,260,000	(6)	34.39%

Scott R. Chichester (4) 99 Wall St., Suite 4700 New York, NY 10005	1,027,000		2.17%

All Executive Officers and Directors as a group (4 persons)	33,989,759		71.81%
(1)	Based on 47,284,689 shares of common stock outstanding as of July 15, 2022.
(2)	Angelo DeRosa is the Chairman of the Board of the Company.
(3)	Darren DeRosa is the Chief Executive Officer of the Company and a Director.
(4)	Scott Chichester is the Chief Financial Officer of the Company and a Director.
(5)	Includes 16,432,759 shares issued to Angelo DeRosa and 270,000 shares issued to Darleen DeRosa who is his wife.
(6)	Includes 15,990,000 shares issued to Darren DeRosa and 270,000 shares issued to Kaveeta DeRosa who is his wife.
(7)	In December 2021, Scott Chichester exercised an option for 3,100,000 shares which should be issued in the third quarter of 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following are the related party transactions in which we have engaged in during the annual audit periods ended December 31, 2021 and December 31, 2020:

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2021, the Company accrued interest of $17,936, made cash repayments of $374,763, and received additional loan from Mr. DeRosa in the amount of $374,912, leaving an ending balance on the note of $819,861. For the year ended December 31, 2020, the Company accrued interest of $31,778 and made cash repayments of $476,390 on the related party note, leaving an ending balance on the note of $801,776.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended December 31, 2021 and 2020, we were billed $36,100 and $25,000, respectively, for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were $12,000, and $9,000 in fees billed for audit related services for the years ended December 31, 2021 and 2020, respectively.

Tax Fees

The Company prepares its own income tax returns and therefore, for the Company’s fiscal years ended December 31, 2021 and 2020, we were billed $0 and $0, respectively, for services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

We do not have an audit committee. Our entire Board pre-approves all services provided by our independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
(1)	Financial Statements and Reports of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-of this report.

(2)	Financial Statement Schedule: None.
(3)	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation (1)
4.1	Description of Securities
3.2	By-Laws (2)
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
(1)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on August 10, 2012.
(2)	Incorporated by reference to the registration statement filed with the Securities and Exchange Commission on January 18, 2013.
+	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2022	STERLING CONSOLIDATED CORP.

	By:	/s/ Darren DeRosa
Darren DeRosa,
Chief Executive Officer
(Duly Authorized, Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darren DeRosa	Chief Executive Officer	July 15, 2022
Darren DeRosa	(Principal Executive Officer)

/s/ Scott Chichester	Chief Financial Officer	July 15, 2022
Scott Chichester	(Principal Financial and Accounting Officer)

/s/ Angelo DeRosa	Chairman of the Board	July 15, 2022
Angelo DeRosa

STERLING CONSOLIDATED CORP.

REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

AND

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended

December 31, 2021 and 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of Sterling Consolidated Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sterling Consolidated Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Deferred Tax Assets

As discussed in notes 2 and 11 to the consolidated financial statements, as at December 31, 2020 the Company recorded deferred tax assets of $199,655 relating to temporary differences. The Company has determined it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinions on the financial statements. These procedures included 1) testing the tax reconciliation to the annual corporate tax filings, 2) evaluating the appropriateness and consistency of management’s methods and assumptions used in identification, recognition, measurement and disclosure of the income tax net operating loss deferred asset and valuation allowance and 3) evaluating the reasonableness of management’s estimates by considering the realization of past managements’ estimates of deferred taxes and how tax law, including statutes and regulations impacted management’s judgement.

/s/ Boyle CPA, LLC

We have served as the Company’s auditor since 2019

Red Bank, NJ

July 15, 2022

(PCAOB ID: 6285)

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$569,281	$171,818
Account receivable, net	1,474,570	1,177,928
Inventory, net	3,352,663	3,045,718
Notes receivable and other current assets	171,674	20,847
Total current assets	5,568,188	4,416,311

Property and equipment, net	918,115	1,448,071
Intangible assets, net	77,284	91,284
Deferred tax asset	199,655	325,807

Total assets	$6,763,242	$6,281,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,422,031	$1,042,828
Asset-based line of credit	401,053	896,913
Other liabilities	50,332	5,330
Current portion of long-term notes payable, related party	52,702	52,702
Current portion of long-term notes payable	39,858	257,610
Total current liabilities	1,965,976	2,255,383

Other liabilities
Long-term notes payable, related party	767,159	749,074
Long-term notes payable	1,691,728	1,839,488
Total other liabilities	2,458,887	2,588,562

Total liabilities	4,424,863	4,843,945

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of December 31, 2021 and December 31, 2020.	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Common stock subscribed	93,000	—
Accumulated deficit	(371,155)	(1,179,006)
Total stockholders’ equity	2,338,379	1,437,528

Total liabilities and stockholders’ equity	$6,763,242	$6,281,473

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2021	2020
Revenues
O-rings and rubber product sales	$9,929,021	$8,618,587
Freight services	515,610	195,515
Total revenues	10,444,631	8,814,102

Cost of sales
Cost of goods	7,028,101	6,533,963
Cost of services	678,843	245,443
Total cost of sales	7,706,944	6,779,406

Gross profit	2,737,687	2,034,696

Operating expenses
Sales and marketing	291,769	317,804
General and administrative	1,884,921	1,578,269
Total operating expenses	2,176,690	1,896,073

Operating income	560,997	138,623

Other income (expense)
Other	11,928	11,928
Loss on theft	—	(10,000)
Interest expense	(144,345)	(162,891)
Gain on sale of real estate	225,330	—
Gain on PPP loan forgiveness	326,100	—
Total other income (expense)	419,013	(160,963)

Income before provision (benefit) for income taxes	980,010	(22,340)

Provision for income taxes	172,159	52,939

Net income (loss)	$807,851	$(75,279)

Net income (loss) per share of common stock:
Basic	$0.02	$(0.00)
Fully diluted	$0.01	$(0.00)
Weighted average number of shares outstanding
Basic	47,284,689	47,284,689
Fully diluted	57,584,689	57,584,689

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock	Additional	Accumulated
	Shares	Amount	Subscribed	Paid-in Capital	Deficit	Total
Balance, December 31, 2019	47,284,689	$47,285	$—	$2,569,249	$(1,103,727)	$1,512,807

Net income for the year ended December 31, 2020					(75,279)	(75,279)

Balance, December 31, 2020	47,284,689	$47,285	$—	$2,569,249	$(1,179,006)	$1,437,528
Balance, December 31, 2020	47,284,689	$47,285	$—	$2,569,249	$(1,179,006)	$1,437,528
Net income for the year ended December 31, 2021					807,851	807,851
Exercise of executive stock option			93,000			93,000

Balance, December 31, 2021	47,284,689	$47,285	$93,000	$2,569,249	$(371,155)	$2,338,379

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$807,851	$(75,279)
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Depreciation and amortization	56,786	102,448
Forgiveness on PPP Loan	(326,100)	—
Gain on sale of real estate	(225,330)	—
Changes in operating assets and liabilities:
Accounts receivable	(296,642)	206,511
Inventory	(306,945)	292,125
Prepaids and other current assets	(150,827)	42,735
Deferred tax asset	126,152	48,386
Accounts payable and accrued interest payable	472,203	(299,037)
Other liabilities	45,002	—
Net cash provided by operating activities	202,150	317,889

Cash flows from investing activities
Proceeds from sale of real estate	712,500	—
Net cash provided by investing activities	712,500	—

Cash flows from financing activities
Net paydown on asset-based line of credit	(495,860)	(147,473)
Net (paydown) borrowing on notes payable	(39,412)	339,666
Net loan by (paydown to) related party	18,085	(444,612)
Net cash used in financing activities	(517,187)	(252,419)

Net change in cash and cash equivalents	397,463	65,470

Cash and cash equivalents at the beginning of period	171,818	106,348

Cash and cash equivalents at the end of period	$569,281	$171,818

Supplemental disclosures of cash flow information:
Cash paid for interest	$144,345	$162,891
Cash paid for taxes	$—	$1,338

See accompanying notes to consolidated financial statements

STERLING CONSOLIDATED CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

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

Q5 Ventures, LLC

Q5 Ventures, LLC is a Florida LLC formed on September 6, 2006. The LLC owned the commercial building in Florida from which the Florida division of Sterling operates. The 5,000 square foot facility was designed and built for the Company’s operations in 2008 and was sold in 2021

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the accounts receivables. The Company’s accounts receivable is presented net of allowances and was $1,474,570 and $1,177,928 as of December 31, 2021 and 2020, respectively.

Inventories

Inventories, which are comprised of finished goods, are stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices. The Company recorded an inventory reserve of $731,192 and $731,192 as of December 31, 2021 and 2020, respectively.

	December 31,	December 31,
Inventory Type	2021	2020
Finished goods	$4,083,855	$3,776,910
Raw materials	—	—
Work-in-progress	—	—
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$3,352,663	$3,045,718

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. There were $0 and $0 impairments of long-lived assets during the years ended December 31, 2021 and 2020, respectively.

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

Cost of Sales

Cost of goods includes inventory costs, warehousing costs, direct labor and a depreciation allocation. Cost of inbound freight of $65,242 and $239,100 for the years ended December 31, 2021 and 2020, respectively, is included in cost of goods on the Statements of Operations.

Costs of services include direct costs for freight services and rental activities. The direct costs include agent fees, trucking, air and ocean freight and customs fees for the freight services and repairs and maintenance and property taxes for the rental activities. Additionally, cost of services includes direct labor for freight services.

Income Taxes

Sterling Seal and Integrity’s S-Corporation election terminated effective January 1, 2012 in connection with the expectation of the initial public offering of the Company’s common stock in 2012. From Sterling Seal and Integrity’s inception in 1997 and 2008, respectively, the Companies were not subject to federal and state income taxes as they were operating under an S-Corporation election. As of January 1, 2012, the both Sterling and Integrity became subject to corporate federal and state income taxes. The consolidated financial statements presented herein, are presented as if all consolidating entities were subject to C-corporation federal and state income taxes for the periods presented.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2021 and 2020, the Company had no uncertain tax positions. The Company recognizes interest and penalties, if any, related to uncertain tax positions as general and administrative expenses. The tax years 2018 and 2019 and 2020 are subject to federal and state tax examination under the current statutes.

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

◾	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
◾	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).
◾	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

Concentration of Credit Risk

As of December 31, 2021 and 2020 one (1) customer represented 3.3% and 3.3% of accounts receivable, respectively. One (1) customer accounted for 6.4% and 6.4% of sales for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Recently Issued Accounting Standards

On January 1, 2019, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) on accounting for leases using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. The Company elected the optional transition method that allowed for a cumulative-effect adjustment to the opening balance of retained earnings recorded on January 1, 2019 and did not restate previously reported results in the comparative periods. The Company also elected the package of practical expedients, which among other things, allowed it to carry forward its historical lease classification. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected all of the new standard’s available transition practical expedients that are applicable. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Adoption of the lease standard did not have a material impact on the Company’s financial statements or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2021 and 2020 the Company’s property and equipment consisted of the following:

	2021	2020
Land, building & leasehold improvements	$694,777	$1,828,870
Machinery and equipment	1,650,179	1,005,090
Vehicles	62,666	220,481
Total property and equipment	2,407,622	3,054,441

Less: accumulated depreciation	1,489,507	1,606,370
Property and equipment, net	$918,115	$1,448,071

Depreciation expense included as a charge to income for the years ended December 31, 2021 and 2020 was $42,786 and $88,488 respectively.

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consist of goodwill and of the unamortized portion of identified intangible assets (customer lists) recorded in connection with the asset acquisition. The following table presents the detail of intangible assets for the periods presented:

	December 31,	December 31,
	2021	2020
Identified intangible assets (customer lists)	340,097	340,097
Impairment of customer lists	(135,773)	(135,773)
Accumulated amortization	(127,040)	(113,040)
Intangible assets, net	$77,284	$91,284
Weighted-average remaining life	5 years	6 years

Amortization expense on definite-lived intangible assets (excluding goodwill) included as a charge to income was $14,000 and $14,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 5 –LINES OF CREDIT

On December 19, 2018, the Company entered into a Loan Agreement with Access Capital, Inc. (“Access Capital”). Pursuant to the agreement, Access Capital provided the Company with asset based financing of up to $2.5 million based on a formulaic review and analysis of the Company’s accounts receivable and inventory. The loan carries a variable interest rate of 1.50% above the prime rate, the prime rate shall mean the prime or “Base Rate” of Citibank. The loan incurs an annual fee equal to 1% of the Capital Availability Amount on the Closing Date and on each anniversary of the Closing Date. The loan maturity is three years from the date on which any Company first received the proceeds of the initial Advances. At December 31, 2021 and 2020, the Company had $0 and $896,913 outstanding on this loan agreement.

NOTE 6 – NOTES PAYABLE AND DEBT

At December 31, 2021 and 2020, long-term debt consisted of the following:

	December 31,	December 31,
	2021	2020
Mortgage payable, due in monthly installments of principal and interest. Interest is charged at a fixed rate of 5.00%. Secured by the assets of the Company and personal guarantee of the Chairman of the Board and the CEO. The note is amortized over a 20-year period but has a 5-year maturity, which will require refinancing in November of 2024.	$1,578,282	$1,613,439

Note payable related to F&S acquisition.	0	0

Vehicle loan secured by the vehicle, maturing on September 8, 2022. Interest is charged at 3.99% per annum.	3,304	7,559

EIDL Loan, 30-year maturity, due May 2050, 3.75 fixed interest	150,000	150,000

SBA PPP Loan, 2-year term, 1% interest	0	326,100
Total long-term debt	1,731,586	2,097,098

Less current portion of long-term debt	(39,858)	(257,610)
Long-term debt	$1,691,728	$1,839,488

Future minimum principal payments due in each of the years subsequent to December 31, 2021 are as follows:

Future Minimum
Years Ending	Principal
December 31	Payments
2022	$39,858
2023	40,393
2024	41,523
2025	1,464,334
2026	3,386
2027 and thereafter	142,092
Total	$1,731,586

For the years ended December 31, 2021 and 2020, respectively, the Company recognized $80,982 and $550 in interest expense on long-term debt.

NOTE 7 – NOTES PAYABLE, RELATED PARTIES

Throughout the history of the Company, the Chairman, Angelo DeRosa has periodically loaned the company money. The loan has a twenty-year term maturing on December 31, 2031 and calls for principal and simple interest to be paid at various yearly intervals at the rate of three percent. For the year ended December 31, 2020, the Company accrued interest of $31,778, paid $476,390, leaving an ending balance on the note of $801,776. For the year ended December 31, 2021, the Company accrued interest of $23,604 and made cash repayments of $307,620 on the related party note, leaving an ending balance on the note of $963,273.

NOTE 8 – LEASE COMMITMENTS

The Company owns its offices and warehouse facilities in New Jersey.

The future minimum lease payments in the years subsequent to December 31, 2021 are as follows:

	2022	2023	2024	Total
Vehicles	$0	$0	$0	$0
Property	0	0	0	0
Subtotal	$0	$0	$0	$0

NOTE 9 – RETIREMENT PLAN

The Company maintains a defined contribution retirement plan for the benefit of eligible employees. The Company has frozen the retirement plan indefinitely. No employer contributions will be made until the plan is reactivated. As of December 31, 2021 and 2020, $0 and $0 was owed under the defined contribution retirement plan, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company has authorized 200,000,000 shares of common stock with par value of $0.001. As of December 31, 2021 and 2020 the Company had 47,284,689 and 47,284,689 shares of common stock issued and outstanding, respectively. On May 18, 2012, the Company authorized the issuance of 10,000,000 shares of preferred stock with a par value of $0.001. No shares of preferred stock have been issued as of the date of this filing.

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

NOTE 11 – INCOME TAXES

The Company’s deferred tax assets and liabilities consist of the following:

	December 31,	December 31,
	2021	2020
Current Assets and Liabilities:
Provision for doubtful accounts	$32,656	$32,656
Net operating loss carryforward	—	123,653
Vacation Accrual	5,951	4,796
R&D Credits	277,000	277,000
Total	315,607	438,105
Valuation Allowance	(165,173)	(165,173)
Current Deferred Tax Asset, net	150,434	272,932

Noncurrent Assets and Liabilities:
Depreciation	(7,662)	3,142
Goodwill	56,883	49,733
Total	49,221	52,875
Valuation Allowance	—	—
Noncurrent Deferred Tax Asset, net	$199,655	$325,807

Total Deferred Tax - Asset, net	$199,655	$325,807

The provisions for income taxes for the years ending December 31 consist of the following:

	December 31,
	2021	2020
Deferred tax expense/(benefit)	$126,152	$48,386
Current provision	46,007	4,553
Total provision for Income Taxes	$172,159	$52,939

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

Management has evaluated and concluded that there are no material uncertain tax positions requiring recognition in the financial statements for the year ended December 31, 2021. The Company’s policy is to classify assessments, if any, for tax related interest as interest expense and penalties as selling, general and administrative expenses.

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes as follows:

	2021		2020
		Impact on		Impact on
	Amount	Rate	Amount	Rate
Income tax at federal rate	$205,802	21.00%	$(4,628)	(21.00)%
State tax, net of Federal effect	68,601	7.00%	(1,543)	(7.00)%
Total permanent differences	0	—%	0	—%
Effect of 2018 Tax Law and Temporary Diff	0	—%	0	0.00%
NOL deduction	(102,244)	(9.00)%	59,110	265.00%
Tax credits	—	0.00%	—	0.00%
Valuation allowance	—	0.00%	—	0.00%
Total Provision	$172,159	19.00%	$52,939	237.00%

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

Option Exercise

In December of 2021 the Chief Financial Officer, Scott Chichester, exercised an option to purchase 3,100,000 shares of common stock. The exercise price of $93,000 was paid in 2022 and the 3,100,000 common shares are not yet issued, but it is expected they will be issued in the third quarter of 2022.

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

EIDL Note

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

Repayment of the EIDL Note was deferred until November of 2022.