Form 10-Q
period 2022-03-31
STERLING CONSOLIDATED Corp
filed 2022-07-18
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2022 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTC

STERLING CONSOLIDATED CORP.

FORM 10-Q REPORT

March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$172,711	$569,281
Account receivable, net	1,977,050	1,474,570
Inventory, net	3,713,734	3,352,663
Notes receivable and other current assets	171,674	171,674
Total current assets	6,035,169	5,568,188

Property and equipment, net	898,569	918,115
Intangible assets, net	75,534	77,284
Deferred tax asset	199,655	199,655

Total assets	$7,208,927	$6,763,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$2,003,326	$1,422,031
Line of credit	701,053	401,053
Other liabilities	50,332	50,332
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	38,768	39,858
Total current liabilities	2,846,181	1,965,976

Other liabilities
Long-term notes payable, related party	305,885	767,159
Long-term notes payable	1,681,834	1,691,728
Total other liabilities	1,987,719	2,458,887

Total liabilities	4,833,900	4,424,863

Stockholders' equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of March 31, 2022 and December 31, 2021	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Common stock subscribed	93,000	93,000
Accumulated deficit	(334,507)	(371,155)
Total stockholders' equity	2,375,027	2,338,379

Total liabilities and stockholders' equity	$7,208,927	$6,763,242

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2022	2021
Revenues
O-rings and rubber product sales	$2,868,821	$2,210,565
Freight services	90,129	135,789
Total revenues	2,958,950	2,346,354

Cost of sales
Cost of goods	2,187,212	1,603,880
Cost of services	150,342	171,374
Total cost of sales	2,337,554	1,775,254

Gross profit	621,396	571,100

Operating expenses
Sales and marketing	78,000	77,132
General and administrative	453,030	465,703
Total operating expenses	531,030	542,835

Operating income	90,366	28,265

Other income (expense)
Other	2,982	2,982
Interest expense	(42,448)	(37,005)
Gain on sale of real estate	—	225,330
Total other income (expense)	(39,466)	191,307

Income before provision (benefit) for income taxes	50,900	219,572

Provision for income taxes	14,252	61,480

Net income	$36,648	$158,092

Net income (loss) per share of common stock:
Basic	$0.00	$0.00
Fully diluted	$0.00	$0.00
Weighted average number of shares outstanding
Basic	47,284,689	47,284,689
Fully diluted	57,584,689	57,584,689

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common	Additional
	Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Subcribed	Capital	Deficit	Total
Balance, December 31, 2020	47,284,689	$47,285	$—	$2,569,249	$(1,179,006)	$1,437,528

Net income for the three months ended March 31, 2021					158,092	158,092

Balance, March 31, 2021	47,284,689	$47,285	$—	$2,569,249	$(1,020,914)	$1,595,620

Balance, December 31, 2021	47,284,689	$47,285	$93,000	$2,569,249	$(371,155)	$2,338,379

Net income for the three months ended March 31, 2022					36,648	36,648

Balance, March 31, 2022	47,284,689	$47,285	$93,000	$2,569,249	$(334,507)	$2,375,027

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Net income	$36,648	$158,092
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,044	25,624
Gain on sale of real estate	—	(225,330)
Changes in operating assets and liabilities:
Accounts receivable	(502,480)	(154,554)
Inventory	(361,071)	334,832
Prepaids and other current assets	—	8,929
Deferred tax asset	14,252	61,480
Accounts payable and accrued interest payable	581,295	(405,064)
Other liabilities	(0)	(1,005)
Net cash used in operating activities	(224,312)	(196,996)

Cash flows from investing activities
Proceeds from sale of real estate	—	712,500
Net cash provided by investing activities	—	712,500

Cash flows from financing activities
Net borrowing on asset-based line of credit	300,000	107,972
Net (paydown) borrowing on notes payable	41,718	(10,055)
Net paydown to related party	(513,976)	(38,885)
Net cash provided by (used in) financing activities	(172,258)	59,032

Net change in cash and cash equivalents	(396,570)	574,536

Cash and cash equivalents at the beginning of period	569,281	171,818

Cash and cash equivalents at the end of period	$172,711	$746,354

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,448	$37,005
Cash paid for taxes	$—	$—

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND AFFILIATES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements. The results of operations for the periods ended March 31, 2022 and March 31, 2021 are not necessarily indicative of the operating results for the full years.

COVID-19 AND ATTENDANT SUPPLY CHAIN ISSUES

In the first quarter of 2020 the Company was affected by COVID-19. The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and reduction of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. We reiterate that COVID 19 and the attendant supply chain problems has affected our results of operations and the first quarter 2022 financial results are not necessarily indicative of the annual 2022 results.

COVID-19 continues to affect the world economy in 2021.  The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, rubber supply shortages and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2021.

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2022 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

Inventory Type	March 31, 2022	March 31, 2021
Finished goods	$4,444,926	$3,442,078
Raw materials	—	—
Work-in-progress	—	—
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$3,713,734	$2,710,866

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and zero stock options and warrants that would have been included in the fully diluted earnings per share for the three- and 3-month periods ended March 31, 2022 and 2021, respectively.

NOTE 3- CLOSURE OF FLORIDA OFFICE AND SALE OF REAL ESTATE

In the first quarter of 2020, the Company closed down its Florida operations and consolidated the sales accounts with its New Jersey based sales force based out of the Company’s headquarters in Neptune, New Jersey. The closure was an effort to reduce costs and consolidate operations and was not related to COVID-19.

On March 30, 2021 the Company sold its building and land in Apopka, Florida.  The proceeds on the sale were $712,500 and the company recorded a gain on the sale of $225,330 in the quarter ended March 31, 2021.

NOTE 4 – SUBSEQUENT EVENTS

Option Exercise

In December of 2021, CFO, Scott Chichester exercised his option to purchase 3,100,000 common shares of the Company. The Company received $93,000 for this option exercise in the second quarter of 2022 and the common shares are expected to be issued in the third quarter of 2022 and are currently reported as common stock subscribed on the balance sheet as of March 31, 2022.

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

Results of Operations

Comparison for the three months ended March 31, 2022 and 2021

Net Revenue

Net revenue increased by $612,596, or 26%, from $2,346,354 for the three months ended March 31, 2021 to $2,958,950 for the three months ended March 31, 2022. This increase was due primarily to higher product prices exacerbated by inflation and global supply issues in the rubber industry. We expect the global supply issuesto continue through 2022.

Total Cost of Sales

Cost of sales increased by $562,300 or 32%, from $1,775,254 for the three months ended March 31, 2021 to $2,337,554 for the three months ended March 31, 2022. This increase was due primarily to higher sales, price increases attributed to the worldwide o-ring inventory shortage, higher freight costs and inflation.  We expect these trends to continue through 2022.

Gross profit

Gross profit increased by $50,296 or 9%, from $ 571,100 for the three months ended March 31, 2021 to $621,396 for the three months ended March 31, 2022. This increase was due primarily to the above mentioned factors and the fact that costs increased faster than product price increases.

Operating income

Operating income increased by $62,101, or 220%, from $ 28,265 for the three months ended March 31, 2021 to $90,366 for the three months ended March 31, 2022. This increase can be explained by the above explained increases in net revenue and gross profit.

Other income (expense)

Other expense decreased from a gain of $191,307 for the three months ended March 31, 2021 to a loss of $39,466 for the three months ended March 31, 2022. This decrease was primarily due to a one-time gain on sale of real estate of $225,330 for the quarter ended March 31, 2021.

Net Income

As a result of the above factors, the Company showed a net income of $36,648 for the three months ended March 31, 2022, as compared to a net income of $158,092 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable, CARES ACT loans and cash generated from operations.

On March 31, 202, we had cash and cash equivalents of $172,711 as compared to approximately $569,281 as of December 31, 2021, representing an decrease of $396,570. This decrease can be explained by net cash used in operating activities of $224,312 primarily attributed to net income of $36,648, an increase in inventory of $361,071, and accounts receivable of $502,480, offset by an increase in accounts payable of $581,295. This was coupled with net cash used in financing activities of $172,258 which was primarily due to a paydown on related party notes payable of $513,976, offset by a drawdown of $300,000 on the Company’s line of credit. On March 31, 2022, our working capital was approximately $3,188,988.

The cash flow from operating activities decreased from net cash used of $196,996 for the quarter ended March 31, 2021 to net cash used of $224,312 for the quarter ended March 31, 2022. This decrease of $27,316 is primarily attributed to reduced net income coupled with an increases accounts receivable and inventory related to rising prices and larger batch inventory purchases due to the global supply issues, offset by a corresponding increase in accounts payable.

The cash flow from investing activities decreased from cash provided of $712,500 for the quarter ended March 31, 2021 to $0 for the quarter ended March 31, 2022. This decrease is attributed to the sale of the Florida property on March 30, 2021.

The cash flow from financing activities decreased by $231,290, from net cash provided of $59,032 for the quarter ended March 31, 2021 to net cash used of $172,258 for the quarter ended March 31, 2022. This decrease is primarily attributed to a increased paydown of the related party notes payable offset by a drawdown on the Company line of credit.

Bank Loans

In the 4th quarter 2019, the Company obtained a mortgage with a New Jersey commercial bank. The mortgage was for $1,650,000 and carries a fixed interest rate of 5.00% amortized over 25 years with a re-financing required after 5 years. As of March 31, 2022 the Company had a balance of $1,570,602 outstanding on the note.

The Company currently also utilized a traditional bank line of credit.  The line utilizes market rates of interest, has a $1,000,000 credit limit and had a balance of $701,053 as of March 31, 2022.

The Company is currently in arrears on its public company financial reporting requirements which may be considered a covenant breach by the lender.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely-than-not” threshold, the amount to be recognized in the financial statements will be the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. As of December 31, 2021, the Company had no uncertain tax positions.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of March 31, 2021 were fully vested and therefore, no compensation expense was recorded in the quarters ended March 31, 2022 or 2021.

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

Dated: July 15, 2022

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: July 15, 2022