Form 10-Q
period 2022-06-30
STERLING CONSOLIDATED Corp
filed 2022-08-23
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 22, 2022 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCMarkets.com Pink Current

STERLING CONSOLIDATED CORP.

FORM 10-Q REPORT

June 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$33,231	$569,281
Account receivable, net	2,779,118	1,474,570
Inventory, net	4,276,597	3,352,663
Notes receivable and other current assets	78,675	171,674
Total current assets	7,167,621	5,568,188

Property and equipment, net	872,303	918,115
Intangible assets, net	73,784	77,284
Deferred tax asset	153,245	199,655

Total assets	$8,266,953	$6,763,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,216,710	$1,422,031
Line of credit	560,627	401,053
Other liabilities	50,751	50,332
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	36,554	39,858
Total current liabilities	3,917,344	1,965,976

Other liabilities
Long-term notes payable, related party	163,022	767,159
Long-term notes payable	1,675,337	1,691,728
Total other liabilities	1,838,359	2,458,887

Total liabilities	5,755,703	4,424,863

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of June 30, 2022 and December 31, 2021	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Common stock subscribed	93,000	93,000
Accumulated deficit	(198,284)	(371,155)
Total stockholders’ equity	2,511,250	2,338,379

Total liabilities and stockholders’ equity	$8,266,953	$6,763,242

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
O-rings and rubber product sales	$3,640,862	2,549,529	$6,509,683	4,760,094
Freight services	170,966	102,356	261,095	238,145
Total revenues	3,811,828	$2,651,885	6,770,778	4,998,239

Cost of sales
Cost of goods	2,882,067	1,925,347	5,069,279	3,529,227
Cost of services	182,010	126,451	332,352	297,825
Total cost of sales	3,064,077	2,051,798	5,401,631	3,827,052

Gross profit	747,751	600,087	1,369,147	1,171,187

Operating expenses
Sales and marketing	86,411	84,908	164,411	162,040
General and administrative	463,351	295,461	916,381	761,164
Total operating expenses	549,762	380,369	1,080,792	923,204

Operating income	197,989	219,718	288,355	247,983

Other income (expense)
Other	3,003	2,981	5,985	5,963
Gain on PPP loan forgiveness	—	326,100	—	326,100
Interest expense	(30,089)	(37,065)	(72,537)	(74,070)
Gain on sale of real estate	—	—	—	225,330
Total other income (expense)	(27,086)	292,016	(66,552)	483,323

Income before provision (benefit) for income taxes	170,903	511,734	221,803	731,306

Provision for income taxes	34,680	51,978	48,932	113,458

Net income	$136,223	$459,756	$172,871	$617,848

Net income per share of common stock:
Basic	$0.00	$0.01	$0.00	$0.01
Fully diluted	$0.00	$0.01	$0.00	$0.01
Weighted average number of shares outstanding
Basic	47,284,689	47,284,689	47,284,689	47,284,689
Fully diluted	57,584,689	57,584,689	57,584,689	57,584,689

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Common	Additional
	Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Subcribed	Capital	Deficit	Total
Balance, December 31, 2020	47,284,689	$47,285	$—	$2,569,249	$(1,179,006)	$1,437,528

Net income for the three months ended March 31, 2021	—	—	—	—	158,092	158,092

Balance, June 30, 2021	47,284,689	47,285	—	2,569,249	(1,020,914)	1,595,620

Net income for the three months ended June 30, 2021	—	—	—	—	459,756	459,756

Balance, June 30, 2021	47,284,689	$47,285	$—	$2,569,249	$(561,158)	$2,055,376

Balance, December 31, 2021	47,284,689	$47,285	$93,000	$2,569,249	$(371,155)	$2,338,379

Net income for the three months ended March 31, 2022	—	—	—	—	36,648	36,648

Balance, March 31, 2022	47,284,689	47,285	93,000	2,569,249	(198,284)	2,511,250

Net income for the three months ended June 30, 2022	—	—	—	—	136,223	136,223

Balance, June 30, 2022	47,284,689	$47,285	$93,000	$2,569,249	$(198,284)	$2,511,250

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net income	$172,871	$617,848
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,312	51,247
Gain on sale of real estate	—	(225,330)
Changes in operating assets and liabilities:
Accounts receivable	(1,304,548)	(299,232)
Inventory	(923,934)	435,816
Prepaids and other current assets	92,999	(57,828)
Deferred tax asset	46,410	113,458
Accounts payable and accrued interest payable	1,794,679	(440,245)
Other liabilities	419	(1,005)
Net cash (used in) provided by operating activities	(71,792)	194,729

Cash flows from investing activities
Proceeds from sale of real estate	—	712,500
Net cash used in investing activities	—	712,500

Cash flows from financing activities
Net borrowing (paydown) on line of credit	159,574	(593,851)
Net paydown on notes payable	(19,695)	(130,236)
Net paydown to related party	(604,137)	(148,049)
Net cash used in financing activities	(464,258)	(872,136)

Net change in cash and cash equivalents	(536,050)	35,093

Cash and cash equivalents at the beginning of period	569,281	171,818

Cash and cash equivalents at the end of period	$33,231	$206,911

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,537	$74,070
Cash paid for taxes	$2,522	$—

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements. The results of operations for the periods ended June 30, 2022 and June 30, 2021 are not necessarily indicative of the operating results for the full years.

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

COVID-19 continues to affect the world economy in 2022. The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The accounting policies applied by the Company in these condensed interim financial statements are the same as those applied by the Company in its audited consolidated financial statements as at and for the year ended December 31, 2021.

ASU 2016-13, “Financial Instruments - Credit Losses” (Topic 326)

This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected. The standard was effective for fiscal years beginning after December 15, 2019. Management has evaluated the impact in 2022 and 2021 and has concluded the effect is not material to the Consolidated Financial Statements as a whole.

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

Inventory Type	June 30, 2022	December 31, 2021
Finished goods	$5,007,789	$4,508,102
Raw materials	—	—
Work-in-progress	—	—
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$4,276,597	$3,352,663

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and 10,800,000 stock options that are included in the fully diluted earnings per share for the three and six month periods ended June 30, 2022 and 2021, respectively.

NOTE 3- CLOSURE OF FLORIDA OFFICE AND SALE OF REAL ESTATE

In the first quarter of 2020, the Company closed down its Florida operations and consolidated the sales accounts with its sales force based out of the Company’s headquarters in Neptune, New Jersey. The closure was an effort to reduce costs and consolidate operations and was not related to COVID-19.

On March 30, 2021 the Company sold its building and land in Apopka, Florida. The proceeds on the sale were $712,500 and the company recorded a gain on the sale of $225,330 in the first quarter of 2021.

NOTE 4 – PPP 1ST DRAW FORGIVENESS

In May of 2021, the Company’s Paycheck Protection Program draw 1 loan of $326,100 was forgiven in full and was recorded as other income in the accompanying condensed consolidated statement of operations.

NOTE 5 - SUBSEQUENT EVENTS

Management reviewed transactions for disclosable subsequent events from June 30, 2022 through August 22, 2022. None were noted.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, and are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We also own real property through our subsidiary ADDR Properties, LLC (“ADDR”). ADDR owns a 28,000 square foot facility in Neptune, New Jersey, that is used by Sterling Seal for its operations and corporate headquarters.

In addition, our subsidiary Integrity Cargo Freight Corporation (“Integrity”) is a freight forwarding business. Integrity shares a facility with Sterling Seal and manages the importation of Sterling Seal’s products and exports products on behalf of Sterling Seal to various countries. Currently ninety percent (90%) of Sterling Seal’s imports come from Asia, and ten percent (10%) of the Company’s sales are exported to various countries. However, all payables are billed and collected in USD, so Sterling does not bear any foreign exchange risk on open payables.

Results of Operations

Comparison for the three months ended June 30, 2022 and 2021

Net Revenue

Net revenue increased by approximately $1,159,943 or approximately 44%, to $3,811,828 for the three months ended June 30, 2022 from $2,651,885 for the three months ended June 30, 2021. This increase was due primarily to selling price increases and larger order sizes from existing customers attempting to build inventory against the current worldwide o-ring inventory supply chain issues. The Company expects this trend of aggressive buying from its customers to continue through the 4th quarter of 2022.

Total Cost of Sales

Cost of sales increased by approximately $1,012,279 or 49%, to $3,064,077 for the three months ended June 30, 2022 from $2,051,798 for the three months ended June 30, 2021. This increase was primarily due to an approximately commensurate increase in sales coupled with increased freight costs.

Gross profit

Gross profit increased by $147,664 or 25%, to $747,751 for the three months ended June 30, 2022 from $600,087 for the three months ended June 30, 2021. This increase was due primarily to higher sales resulting from increased consumer demand offset by higher freight costs.

Operating income

Operating income decreased to $197,989 for the three months ended June 30, 2022 from income of $219,718 for the three months ended June 30, 2021. This decrease is attributed to the above-described increase in revenues and gross profit offset by an increase of $155,217 in general and administrative costs mainly attributed increases in payroll of $89,986 due to headcount increases and commissions and fees of $41,512.

Other income (expense)

Other income decreased by $319,102 to expense of $27,086 for the three months ended June 30, 2022, from income of $292,016 for the three months ended June 30, 2021. This increase is attributed to the PPP loan forgiveness resulting in other income of $326,100 in the first quarter of 2021.

Net Income

As a result of the above factors, the Company showed net income of $136,223 for the three months ended June 30, 2022, as compared to net income of $459,756 for the three months ended June 30, 2021. This decrease of $323,533 or 70% is primarily attributed to the aforementioned factors that affected revenues and cost of sales resulting in operating income of $197,989 coupled with the PPP loan forgiveness of $326,100 in the first quarter of 2021, which was absent in the 2022 results.

Comparison for the six months ended June 30, 2022 and 2021

Net Revenue

Net revenue increased by approximately $1,772,539 or 35%, to $6,770,778 for the six months ended June 30, 2022 from $4,998,238 for the six months ended June 30, 2021. This increase was due primarily to selling price increases and larger order sizes from existing customers attempting to build inventory against the current worldwide o-ring inventory shortage. The Company expects this trend of aggressive buying from its customers to continue through the 4th quarter of 2022.

Total Cost of Sales

Cost of sales increased by $1,574,579 or 41%, to $5,401,631 for the six months ended June 30, 2022, from $3,827,052 for the six months ended June 30, 2021. This increase is primarily attributed to increased sales coupled with higher inventory costs due to higher freight costs.

Gross profit

Gross profit increased by $197,960 or approximately 17%, to $1,369,147 for the six months ended June 30, 2022, to $1,171,187 for the six months ended June 30, 2021. This increase was due to an increase in sales offset by a higher cost of rubber products and higher freight costs.

Operating income

Operating income increased $40,872 to income of $288,355 for the six months ended June 30, 2022, from income of $247,982 for the six months ended June 30, 2021. This increase is attributed to the above-described increase in revenues and gross profit.

Other income (expense)

Other income (expense) decreased by $549,875 to expense of $66,552 for the six months ended June 30, 2022, from income of $483,323 for the six months ended June 30, 2021. This decrease is attributed to one time income events including PPP loan forgiveness of $326,100 coupled with the gain on the sale of the Florida real estate of $225,330 recorded in the 1st quarter of 2021 which were absent in the 2022 reporting period.

Net Income

As a result of the above factors, the Company showed net income of $221,803 for the six months ended June 30, 2022, as compared to a net income of $731,306 for the six months ended June 30, 2021. This decrease is attributed to operational income of $288,355 coupled with gains on the PPP loan forgiveness of $326,100 and a gain on the sale of the Florida real estate of $225,330 for the six months ended June 30, 2021.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On June 30, 2022, we had cash and cash equivalents of approximately $33,231 as compared to approximately $569,281 as of December 31, 2021, representing a decrease of $536,050. This decrease can be explained by cash used in operating activities of $71,792 primarily attributed to increased buying of inventory and resultant accounts payable to satisfy increased customer demand; offset by cash used in financing activities of $464,258 which was the result of paydowns of the note payable related party of $604,137, offset by increased borrowing on the line of credit of $159,974.

The cash flow from operating activities decreased from cash provided of $194,729 for the six months ended June 30, 2021 to net cash used of $71,792 for the six months ended June 30, 2022. This decrease of $266,521 is primarily attributed to increased accounts payable and inventory offset by a lesser increase in accounts receivable.

The cash flow from investing activities decreased from net cash provided of $712,500 for the six months ended June 30, 2021 to $0 for the six months ended June 30, 2022. This decrease is explained by the proceeds from the sale of the Florida real estate totaling $712,500 in the first quarter of 2021 which was absent for the 2022 rep.

The cash flow from financing activities increased from net cash used of $872,136 for the six months ended June 30, 2021 to net cash used of $464,258 for the six months ended June 30, 2022. This increase is primarily attributed to the company using the proceeds from the sale of the Florida real estate to pay down a portion of the existing debt (including the asset based line of credit in the amount of $593,851) in the 1st quarter of 2021,

Debt Transactions

Asset Based Loan

The Company refinanced its debt in 2020 with a commercial bank and obtained a line of credit with a limit of $1,000,000. The line of credit calls for a variable interest rate which is currently at 5.75% per annum and there is an outstanding balance of $560,627 as of June 30, 2022.

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

●	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.
●	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc …).
●	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

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

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that result in a more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of June 30, 2020:

(1)	Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors. These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management.
(2)	We do not have sufficient experience from our accounting personnel with the requisite U.S. GAAP public company reporting experience that is necessary for adequate controls and procedures.
(3)	Need for greater integration, oversight, communication and financial reporting of the books and records of our satellite offices.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 22, 2022

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: August 22, 2022