Form 10-Q
period 2022-09-30
STERLING CONSOLIDATED Corp
filed 2023-01-19
CIK 1555972

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of January 19, 2023 there were 47,284,689 shares of common stock, $0.001 par value issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common	STCC	OTCMarkets.com Pink Current

STERLING CONSOLIDATED CORP.

FORM 10-Q REPORT

September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

STERLING CONSOLIDATED CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$117,618	$569,281
Account receivable, net	3,128,466	1,474,570
Inventory, net	4,090,300	3,352,663
Notes receivable and other current assets	55,674	171,674
Total current assets	7,392,058	5,568,188

Property and equipment, net	812,781	918,115
Intangible assets, net	73,784	77,284
Deferred tax asset	172,252	199,655

Total assets	$8,450,875	$6,763,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$3,063,985	$1,422,031
Line of credit	895,627	401,053
Other liabilities	47,776	50,332
Current portion of long-term notes payable, rel. party	52,702	52,702
Current portion of long-term notes payable	36,554	39,858
Total current liabilities	4,096,644	1,965,976

Other liabilities
Long-term notes payable, related party	246,343	767,159
Long-term notes payable	1,668,672	1,691,728
Total other liabilities	1,915,015	2,458,887

Total liabilities	6,011,659	4,424,863

Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 47,284,689 shares issued and outstanding as of September 30, 2022 and December 31, 2021	47,285	47,285
Additional paid-in capital	2,569,249	2,569,249
Common stock subscribed	93,000	93,000
Accumulated deficit	(270,318)	(371,155)
Total stockholders’ equity	2,439,216	2,338,379

Total liabilities and stockholders’ equity	$8,450,875	$6,763,242

See accompanying notes to condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
O-rings and rubber product sales	$4,370,823	2,508,935	$10,880,506	7,269,029
Freight services	357,195	132,041	618,290	370,186
Total revenues	4,728,018	$2,640,976	11,498,796	7,639,215

Cost of sales
Cost of goods	3,768,974	1,670,126	8,838,253	5,199,353
Cost of services	335,767	163,088	668,119	460,913
Total cost of sales	4,104,741	1,833,214	9,506,372	5,660,266

Gross profit	623,277	807,762	1,992,424	1,978,949

Operating expenses
Sales and marketing	86,452	43,858	250,863	205,898
General and administrative	627,142	535,887	1,543,523	1,297,051
Total operating expenses	713,594	579,745	1,794,386	1,502,949

Operating (loss) income	(90,317)	228,017	198,038	476,000

Other income (expense)
Other	10,228	7,502	16,150	13,464
Gain on PPP loan forgiveness	—	—	—	326,100
Interest expense	(11,161)	(21,706)	(83,698)	(95,776)
Gain on sale of real estate	—	—	—	225,330
Total other income (expense)	(933)	(14,204)	(67,548)	469,118

Income before provision (benefit) for income taxes	(91,250)	213,813	130,490	945,118

Provision for (benefit from) income taxes	(19,279)	(17,693)	29,653	95,765

Net income (loss)	$(71,971)	$231,506	$100,837	$849,353

Net income (loss) per share of common stock:
Basic	$(0.00)	$0.00	$0.00	$0.02
Fully diluted	$(0.00)	$0.00	$0.00	$0.01
Weighted average number of shares outstanding
Basic	47,284,689	47,284,689	47,284,689	47,284,689
Fully diluted	57,584,689	57,584,689	57,584,689	57,584,689

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Common	Additional
	Common Stock		Stock	Paid-in	Accumulated
	Shares	Amount	Subcribed	Capital	Deficit	Total
Balance, December 31, 2020	47,284,689	$47,285	$—	$2,569,249	$(1,179,006)	$1,437,528

Net income for the nine months ended September 30, 2021	—	—	—	—	849,353	849,353

Balance, June 30, 2021	47,284,689	$47,285	$—	$2,569,249	$(329,653)	$2,286,881

Balance, December 31, 2021	47,284,689	$47,285	$93,000	$2,569,249	$(371,155)	$2,338,379

Net income for the nine months ended September 30, 2022	—	—	—	—	100,837	100,837

Balance, September 30, 2022	47,284,689	$47,285	$93,000	$2,569,249	$(270,318)	$2,439,216

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net income	$100,837	$849,353
Adjustments to reconcile net income (loss) income to net cash provided by operating activities:
Depreciation and amortization	108,834	65,747
Gain on sale of real estate	—	(225,330)
Changes in operating assets and liabilities:
Accounts receivable	(1,653,896)	(659,174)
Inventory	(737,637)	144,531
Prepaids and other current assets	116,000	(57,828)
Deferred tax asset	27,403	95,765
Accounts payable and accrued interest payable	1,641,954	(323,006)
Other liabilities	(2,556)	(1,005)
Net cash used in operating activities	(399,061)	(110,947)

Cash flows from investing activities
Proceeds from sale of real estate	—	712,500
Net cash provided by investing activities	—	712,500

Cash flows from financing activities
Net borrowing (paydown) on line of credit	494,574	(46,917)
Net paydown on notes payable	(26,360)	(135,101)
Net paydown to related party note payable	(520,816)	(236,643)
Net cash used in financing activities	(52,602)	(418,661)

Net change in cash and cash equivalents	(451,663)	182,892

Cash and cash equivalents at the beginning of period	569,281	171,818

Cash and cash equivalents at the end of period	$117,618	$354,710

Supplemental disclosures of cash flow information:
Cash paid for interest	$83,698	$95,776
Cash paid for taxes	$2,522	$—

See accompanying notes to condensed consolidated financial statements

STERLING CONSOLIDATED CORP AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2021 audited financial statements. The results of operations for the periods ended September 30, 2022 and September 30, 2021 are not necessarily indicative of the operating results for the full years.

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

Inventories

On July 1, 2022 the Company elected to change its method of valuing inventory to the FIFO method, whereas from April 1, 2018 until June 30, 2022 inventory was valued using the weighted average cost method. Management moved to weighted average in 2018 as at the time they believed that average cost was preferable under the then-existing economic environment of low inflation.  In the current environment of high inflation, management believes FIFO will produce a more accurate cost of goods sold.  In accordance with ASC 250-10-45-9, the Company determined that it is impracticable to determine the cumulative effect of applying this change retrospectively because detailed records of inventory purchases and sales are no longer available for all periods from April 1, 2018. Accordingly, the Company did not recognize a cumulative effect adjustment in retained earnings related to this change. Sufficient information exists to apply the FIFO cost method beginning April 1, 2018. As such, the new method has been applied prospectively to the Company’s inventory balances as of July 1, 2022.

Inventories, which are comprised of finished goods, are stated at the lower of cost or market. Cost does not include shipping and handling fees, which are charged directly to income. The Company provides for estimated losses from obsolete or slow-moving inventories, which is approximately 20% of the total inventory, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based upon inventory on hand, historical sales activity, industry trends, the business environment, and the expected net realizable value. The net realizable value is determined based upon current awareness of market prices.

	September 30, 2022	December 31, 2021
Inventory Type	(FIFO method)	(Avg. cost method)
Finished goods	$4,821,491	$4,508,102
Raw materials	—	—
Work-in-progress	—	—
Inventory Reserve	(731,192)	(731,192)
Net Inventory	$4,090,299	$3,352,663

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

Basic and Diluted Earnings per Share

The computation of basic earnings (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings (loss) per share includes common stock equivalents outstanding at the balance sheet date. The Company had 10,800,000 and 10,800,000 stock options that are included in the fully diluted earnings per share for the three and nine month periods ended September 30, 2022 and 2021, respectively.

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

NOTE 5 - SUBSEQUENT EVENTS

Management reviewed transactions for disclosable subsequent events from September 30, 2022 through January 19, 2023. On December 22, 2022 CEO, Darren DeRosa and Chairman of the Board Angelo DeRosa made a cashless exercise of options granted December 26, 2017 with a $0.03/share strike price. The STCC underlying stock closed at $0.0754 that day. Applying the cashless exercise feature equates to Darren DeRosa and Angelo DeRosa acquiring 1,866,578 and 1,866,578 shares, respectively.

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

Results of Operations

Comparison for the three months ended September 30, 2022 and 2021

Net Revenue

Net revenue increased by approximately $2,087,042 or approximately 79%, to $4,728,018 for the three months ended September 30, 2022 from $2,640,976 for the three months ended September 30, 2021. This increase was due primarily to selling price increases and larger order sizes from existing customers attempting to build inventory against the current worldwide o-ring inventory supply chain issues. The Company expects this trend of aggressive buying from its customers to continue through the 4th quarter of 2022.

Total Cost of Sales

Cost of sales increased by approximately $2,271,527 or 124%, to $4,104,741 for the three months ended September 30, 2022 from $1,833,214 for the three months ended September 30, 2021. This increase was primarily due to an approximately commensurate increase in sales coupled with increased freight costs of $391,734.

Gross profit

Gross profit decreased by $184,485 or 23%, to $623,277 for the three months ended September 30, 2022 from $807,762 for the three months ended September 30, 2021. This decrease was due primarily to higher sales resulting from increased consumer demand offset by higher relative cost of goods sold mainly attributed to freight costs of $391,734 for the period.

Operating income

Operating income decreased to a loss of $90,317 for the three months ended September 30, 2022 from income of $228,017 for the three months ended September 30, 2021. This decrease is attributed to the above-described decreases in gross profit coupled with an increase of $91,255 in general and administrative costs mainly attributed increases in payroll of $66,654 due to raises and headcount increases.

Other income (expense)

Other expense decreased by $13,271 to expense of $933 for the three months ended September 30, 2022, from expense of $14,204 for the three months ended September 30, 2021. This decrease is attributed to reduced interest expense on reduced debt.

Net Income

As a result of the above factors, the Company showed net loss of $71,971 for the three months ended September 30, 2022, as compared to net income of $231,506 for the three months ended September 30, 2021. This decrease of $303,477 or 131% is primarily attributed to the aforementioned factors that affected revenues and cost of sales resulting in an operating loss of $90,317.

Comparison for the nine months ended September 30, 2022 and 2021

Net Revenue

Net revenue increased by approximately $3,859,581 or 35%, to $11,498,796 for the nine months ended September 30, 2022 from $7,639,215 for the nine months ended September 30, 2021. This increase was due primarily to selling price increases and larger order sizes from existing customers attempting to build inventory against the current worldwide o-ring inventory shortage. The Company expects this trend of aggressive buying from its customers to continue through the 4th quarter of 2022.

Total Cost of Sales

Cost of sales increased by $3,846,106 or 68%, to $9,506,372 for the nine months ended September 30, 2022, from $5,660,266 for the nine months ended September 30, 2021. This increase is primarily attributed to increased sales coupled with higher inventory costs due to inflation and higher freight costs.

Gross profit

Gross profit increased by $13,475 or approximately 0.1%, to $1,992,424 for the nine months ended September 30, 2022, from $1,978,949 for the nine months ended September 30, 2021. This increase was due to an increase in sales offset by a higher cost of rubber products and higher freight costs.

Operating income

Operating income decreased $277,962 to income of $198,038 for the nine months ended September 30, 2022, from income of $476,000 for the nine months ended September 30, 2021. This decrease is attributed to the above-described increase in revenues and gross profit coupled with an increase in general and administrative expenses of 246,472.  The increase in general and administrative expenses is mainly attributed to an increase in administrative payroll costs of $161,215 due to higher headcount.

Other income (expense)

Other income (expense) decreased by $536,666 to expense of $67,548 for the nine months ended September 30, 2022, from income of $469,118 for the nine months ended September 30, 2021. This decrease is attributed to one time income events including PPP loan forgiveness of $326,100 coupled with the gain on the sale of the Florida real estate of $225,330 recorded in the 1st quarter of 2021 which were absent in the 2022 reporting period.

Net Income

As a result of the above factors, the Company showed net income of $100,837 for the nine months ended September 30, 2022, as compared to a net income of $849,353 for the nine months ended September 30, 2021. This decrease is attributed to operational income of $198,038 coupled with one-time gains on the PPP loan forgiveness of $326,100 and a gain on the sale of the Florida real estate of $225,330 for the nine months ended September 30, 2021 which were absent in the 2022 reporting period.

Liquidity and Capital Resources

Cash requirements for, but not limited to, working capital, capital expenditures, and debt repayments have been funded from cash balances on hand, revolver borrowings, loans from officers, notes payable and cash generated from operations.

On September 30, 2022, we had cash and cash equivalents of approximately $117,618 as compared to approximately $569,281 as of December 31, 2021, representing a decrease of $451,663. This decrease can be explained by cash used in operating activities of $399,061 primarily attributed to increased buying of inventory and resultant accounts payable to satisfy increased customer demand; offset by cash used in financing activities of $52,602 which was the result of paydowns of the note payable related party of $520,816, offset by increased borrowing on the line of credit of $494,574.

The cash flow from operating activities decreased from cash used of $110,947 for the nine months ended September 30, 2021 to net cash used of $399,061 for the nine months ended September 30, 2022. This decrease of $288,144 is primarily attributed to increased accounts payable and inventory offset by a lesser increase in accounts receivable.

The cash flow from investing activities increased from net cash used of $712,500 for the nine months ended September 30, 2021 to $0 for the nine months ended September 30, 2022. This decrease is explained by the proceeds from the sale of the Florida real estate totaling $712,500 in the first quarter of 2021 which was absent for the 2022 rep.

The cash flow from financing activities increased from net cash used of $418,661 for the nine months ended September 30, 2021 to net cash used of $52,602 for the nine months ended September 30, 2022. This increase is primarily attributed to increased borrowing on the line of credit of $541,491 offset by the increased paydown of the related party debt in the amount of 284,173.

Debt Transactions

Asset Based Loan

The Company refinanced its debt in 2020 with a commercial bank and obtained a line of credit with a limit of $1,000,000. The line of credit calls for a variable interest rate which is currently at 5.75% per annum and there is an outstanding balance of $895,627 as of September 30, 2022.

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

Stock-based compensation

The Company records stock-based compensation at fair value of the stock provided for services. The 10,300,000 of the stock options outstanding as of September 30, 2022 were fully vested and therefore, no compensation expense was recorded in the quarter ended September 30, 2022.

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

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 19, 2023

By:	/s/ Scott Chichester
Scott Chichester,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: January 19, 2023